Form 10QSB
period 2001-03-31
USA DEALERS AUCTION COM INC
filed 2001-05-14
CIK 1137031

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB

(Mark One)
[X]                                  QUARTERLY REPORT PURSUANT TO
                                     SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001
                                --------------
Or
[ ]                                  TRANSITION REPORT PURSUANT TO
                                     SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32473


                        USA Dealers Auction.com, Inc.
                        -----------------------------
           (Exact name of registrant as specified in its charter)


            Nevada                             91-2037688
            ------                             ----------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


  1650 Grand Avenue, San Marcos, CA               92069
  ---------------------------------               -----
(Address of principal executiveoffices)         (Zip Code)


                            (760) 591-0505
                            --------------
         (Registrant's telephone number, including area code)

                                  N/A
                                  ---
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             5,046,600

                      USA DEALERS AUCTION.COM, INC.
                      (A Development Stage Company)


                         Table of Contents
                                                                    Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Independent Accountant's Review Report------------------------    4

    Balance Sheet as of March 31, 2001 and March 31, 2000---------    5

    Statement of Operations for the Three Months Ending
    March 31, 2001 and for the Period April 5, 2000
    (Inception) to March 31, 2001---------------------------------    6

    Statement of Cash Flows for the Three Months Ending
    March 31, 2001 and For the Period April 5, 2000
    (Inception) to March 31, 2001---------------------------------    7

    Notes to Financial Statements---------------------------------    8

  Item 2. Management's Discussion and Plan of Operation-----------    11

PART II - OTHER INFORMATION

Item 6. Exhibits--------------------------------------------------    12

SIGNATURES--------------------------------------------------------    13

                   USA Dealers Auction.com, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                          March 31, 2001
                        and March 31, 2000

                                and

                     Statements of Operations,
                                and
                            Cash Flows
                    for the Three Months Ending
                     March 31, 2001 and 2000,
                        and For the Period
            April 5, 2000 (Inception) to March 31, 2001

                         TABLE OF CONTENTS
                         -----------------




                                                       Page

Independent Accountant's Review Report------------      1

Balance Sheet-------------------------------------      2

Statement of Operations---------------------------      3

Statement of Cash Flows---------------------------      4

Footnotes-----------------------------------------      5

G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
USA Dealers Auction.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of USA Dealers Auction.com, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period April 5, 2000 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period April 5, 2000 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of USA Dealers Auction.com, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated January 5, 2001, I expressed an unqualified opinion on those financial statements.


/s/G. Brad Beckstead, CPA

May 8, 2001

                          PART I - FINANCIAL INFORMATION
                      Item 1. Unaudited Financial Statements

                           USA Dealers Auction.com, Inc.
                           (a Development Stage Company)
                                  Balance Sheets

                                                   (unaudited)
                                                     March 31,     December 31,
                                                       2001             2000
                                                   -----------     ------------
Assets

Current assets:
  Cash                                            $    56,030       $    66,520
                                                  -----------       -----------
    Total Current Assets                               56,030            66,520
                                                  -----------       -----------

Fixed assets:
  Computer equipment, net                              13,811            16,925
  Website development costs, net                        9,942            10,551
                                                  -----------       -----------
    Total fixed assets                                 23,753            27,476

                                                  $    79,783       $    93,996
                                                  ===========       ===========

Liabilities and Stockholders' Equity

Current liabilities                               $         -       $         -
                                                  -----------       -----------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000
  shares authorized, zero shares issued and
  outstanding                                               -                 -
Common stock, $0.001 par value, 20,000,000 shares
  authorized, 5,046,600 shares issued and
  outstanding                                           5,047             5,047
Additional paid-in capital                            173,418           173,418
Deficit accumulated during development stage          (98,682)          (84,469)
                                                  -----------       -----------
                                                       79,783            93,996
                                                  -----------       -----------

                                                  $    79,783       $    93,996
                                                  ===========       ===========




  The Accompanying Notes are an Integral Part of These Financial Statements.

                         USA Dealers Auction.com, Inc.
                         (a Development Stage Company)
                            Statement of Operations
                                 (unaudited)
              For the Three Months Ending March 31, 2001 and 2000
        and For the Period April 5, 2000 (Inception) to March 31, 2001


                                           Three Months           April 5, 2001
                                              Ending              (Inception)to
                                             March 31,               March 31,
                                               2001                    2001
                                           -------------          -------------

  Revenue                                    $    2,976             $    3,075
                                           -------------          -------------
  Expenses:
    General and administrative expenses          18,092                 96,566
    Depreciation                                  1,447                  5,191
                                           -------------          -------------
      Total expenses                             19,540                101,757
                                           -------------          -------------

  Net (loss)                                 $  (16,564)            $  (98,682)
                                           =============          =============

  Weighted average number of
  common shares outstanding                   5,046,600              5,046,600
                                           =============          =============

  Net (loss) per share                       $    (0.00)            $    (0.02)
                                           =============          =============





    The Accompanying Notes are an Integral Part of These Financial Statements.

                          USA Dealers Auction.com, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                                  (unaudited)
              For the Three Months Ending March 31, 2001 and 2000
        and for the Period April 5, 2000 (Inception) to March 31, 2001


                                            Three Months       April 5, 2001
                                               Ending          (Inception)to
                                              March 31,           March 31,
                                                2001                2001
                                            -------------      --------------
Cash flows from operating activities
Net (loss)                                    $  (16,564)        $   (98,682)
Adjustments to reconcile net income
 to net cash used

  by operating activities:
  Depreciation expense                             1,447               5,191
                                            -------------      --------------
Net cash (used) by operating activities          (15,117)            (93,491)
                                            -------------      --------------

Cash flows from investing activities
  Purchases of fixed assets                         (871)            (16,770)
  Development of website                                -            (12,174)
                                            -------------      --------------
Net cash used by investing activities               (871)            (28,944)
                                            -------------      --------------

Cash flows from financing activities
  Issuance of common stock                             -             178,465
                                            -------------      --------------
Net cash provided by financing activities              -             178,465
                                            -------------      --------------

Net (decrease) increase in cash                  (15,988)             56,030
Cash - beginning                                  72,018                   -
                                            -------------      --------------
Cash - ending                                $    56,030        $     56,030
                                            =============      ==============
Supplemental disclosures:
  Interest paid                              $         -        $          -
                                            =============      ==============
  Income taxes paid                          $         -        $          -
                                            =============      ==============




  The Accompanying Notes are an Integral Part of These Financial Statements.

                    USA Dealers Auction.com, Inc.
                    (a Development Stage Company)
                               Notes


Note 1 - History and organization of the company

The Company was organized on April 5, 2000 (Date of Inception) under the laws of the State of Nevada, as USA Dealers Auction.com, Inc. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method
-----------------
 The Company reports income and expenses on the accrual method.

Estimates
---------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

Reporting on the costs of start-up activities
---------------------------------------------
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------
 The  Company has not yet adopted any policy regarding  payment  of
 dividends.   No  dividends  have  been  paid  or  declared   since
 inception.

Equipment
---------
 The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation with estimated useful lives of five years. During the period ended March 31, 2001, the Company purchased equipment totaling $872. Total depreciation for the same period was $1,447.

Year end
--------
 The Company has adopted December 31 as its fiscal year end.

                   USA Dealers Auction.com, Inc.
                   (a Development Stage Company)
                               Notes


Note 3 - Income taxes

Income  taxes  are  provided  for using  the  liability  method  of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On April 7, 2000, the Company issued 3,300,000 shares of its $0.001
par  value  common stock in exchange for cash of  $3,805.   Of  the
total received, $505 represents additional paid-in capital.

On  April 28, 2000, the Company issued 520,000 shares of its $0.001
par  value  common stock in exchange for cash of $52,000.   Of  the
total received, $51,480 represents additional paid-in capital.

On May 2, 2000, the Company issued 190,000 shares of its $0.001 par value common stock in exchange for cash of $19,000. Of the total received, $18,810 represents additional paid-in capital.

On May 3, 2000, the Company issued 70,000 shares of its $0.001 par value common stock in exchange for cash of $7,000. Of the total received, $6,930 represents additional paid-in capital.

On May 6, 2000, the Company issued 140,000 shares of its $0.001 par value common stock in exchange for cash of $14,000. Of the total received, $13,860 represents additional paid-in capital.

On May 10, 2000, the Company issued 20,000 shares of its $0.001 par value common stock in exchange for cash of $2,000. Of the total received, $1,980 represents additional paid-in capital.

On May 12, 2000, the Company issued 60,000 shares of its $0.001 par value common stock in exchange for cash of $6,000. Of the total received, $5,940 represents additional paid-in capital.

During  November  2000, the Company issued 746,600  shares  of  its
$0.001 par value common stock in exchange for cash of $74,660 pursuant to a Rule 504 of the SEC Act of 1933 offering. Of the total received, $73,913 represents additional paid-in capital.

There have been no other issuances of common stock or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is the intent of the Company to generate revenues sufficient to operate as a going concern.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

                    USA Dealers Auction.com, Inc.
                    (a Development Stage Company)
                                Notes

Note 6 - Warrants and options
-----------------------------

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related Party Transactions

The Company utilizes certain office and operating equipment which is provided by a company that is owned by the Company's president. The Company is not charged for the use of the equipment and no value has been recorded for the use of the equipment as the value is deemed to be immaterial with respect to these financial statements.

During the period ended March 31, 2001, the Company paid $1,545 in consulting and legal fees to various companies owned by minority shareholders.

Note 8 - Contracts and/or Agreements

On August 1, 2000, the Company signed a sales, marketing and consulting agreement with M.B. Marketing, Inc., a company whose president is a shareholder. M.B. Marketing is providing general sales, marketing and consulting services and is responsible for interviewing and hiring all independent contractors of the Company.
M. B. Marketing will receive 10% of all gross sales paid to USA Dealers Auction.com. During the period ended March 31, 2001, the Company paid fees totaling $193.

On December 15, 2000, the Company signed an agreement with Independent Auto Dealers Association of California (IADAC). IADAC is to provide plans for design, promotion, sale and distribution of business-to-business internet software and support and is an independent sales agent for the Company. The compensation for IADAC is a flat fee commission of $0.50 for each loan, occurrence or sale, which occurs through IADAC. During the period ended March 31, 2001, the Company paid no fees to IADAC.

        Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, USADA's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

     USA Dealers Auction.com, Inc. is a developmental stage company that offers automobile dealers an Internet-based venue to buy, sell and trade used cars online with other dealers and wholesalers. The wholesale marketplace for used automobiles is fragmented, consisting mainly of erratic regional auctions with limited offerings. This fragmentation is attributable to the logistical concerns of transporting an automobile. USADA believes that its services provide an efficient clearinghouse for automobiles.

     The Company maintains a web site at www.usa-dealers-auction.com, through which the Company plans to offer automobile dealers three complementary online auction venues. These venues are as follows:

  1. A venue primarily for new-car dealers for the disposal of used cars taken in "trade,"

  2. A venue primarily for banks, leasing companies and fleet services

  3. A venue primarily for used-car dealers for the acquisition and wholesale sales of inventory

     Through these venues, the Company aggregates, filters, organizes and delivers information about vehicles using a combination of Company-provided and user-supplied content consisting of:

  1. Still and video imaging,

  2. Buyer and seller contact information,

  3. Secure money and transaction management software,

  4. Cataloging, marketing and sales capabilities and

  5. Expert advisory content.

Results of Operations for the Three Months Ended March 31, 2001

   Revenues

     Revenues from sales of USADA's services for the three months ended March 31, 2001 were $2,976. As the Company was incorporated on April 5, 2000, there is no comparable period. Service revenues since inception were $3,075. The Company's revenues are comprised of fees paid by buyers and sellers or automobiles through our online dealer auction system. Buyers are charged a fee of $25.00 and sellers must pay a $25.00 fee for the completion of each transaction.

   Expenses

     The Company incurred expenses for the three months ending March 31, 2001 of $19,540. Since April 5, 2000, the date of our formation, we realized expenses of $101,757. These expenditures were primarily due to costs incurred for general and administrative expenses and the depreciation of fixed assets.

   Net Loss

     The Company had a net loss of $16,564 for the three months ended March 31, 2001. The net loss was principally attributable to expenses related to the execution of USADA's plan of operation.

Liquidity and Capital Resources

     The Company attained its initial financing from common stock offerings. On April 7, 2001, the Company issued 3,300,000 shares of $0.001 par value common shares, which were fully paid and non-assessable, to the sole founder of the Company. All those shares were issued under Section 4(2) of the Securities Act of 1933.

     On May 12, 2000, the Company completed a private offering of shares of common stock pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, whereby it sold 1,000,000 shares of par value common stock.

     On November 30, 2000, the Company completed a public offering of shares of common stock pursuant to Regulation D, Rule 504 of the 1933 Act, as amended, and the registration by qualification of said offering in the State of Nevada, whereby it sold 746,600 shares of common stock at $0.10 per share.

     Management anticipates that the Company will have negative cash flows for at least the next six months. The Company is using net proceeds from its offerings of securities for working capital needs, including advertising, brand development and development of its e-commerce web site infrastructure. Management intends to retain earnings, if any, for use in the operation and expansion of the Company's business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

     The Company believes that its current financial resources will be sufficient to sustain its business for the period through December 31, 2001. The Company's ability to continue as a going concern is dependent on its ability to generate revenues from its online auction platform. In the event the Company is unable to generate sufficient sustainable revenues to meet its financial obligations, the Company will have to seek either debt or equity financing.

Continuing Operations

     According to the National Automobile Dealers Association, an organization representing franchised automobile dealerships in the United States, car and truck dealerships "rely heavily on the used vehicles" that they sell due to "modest returns on new-unit sales." As a result, the NADA has reported that franchised dealerships sold
20.1 million used cars and trucks in 1999. In addition, the NADA states, "as a source of used vehicles, auctions have made the biggest inroads during the past decade - from less than 10% of the dealer's inventory in the early 1980s to a record 33% in 1999. The Company believes that the used vehicle auction market will continue to expand and that online services such as USADA provides will become an accepted means to obtain and liquidate dealership inventory.

     During the remainder of this fiscal year, USADA plans to expand its capabilities to capitalize on the growth of used vehicle purchases. The Company is working to market its services to attract new clients and to expand its business with existing clients. To do this, the Company intends to contract independent representatives to solicit automobile dealers and attend industry-related trade shows to generate awareness of our services.

     The Company signed an agreement with M. B. Marketing, Inc. to provide general sales, marketing and consulting services. In addition, M. B. Marketing is responsible for interviewing and hiring all independent contractors of the Company. Pursuant to this agreement, USADA will provide M. B. Marketing with 10% of all gross sales paid to the Company. The President of M. B. Marketing is a shareholder of USADA.

     To further increase its market opportunities, USADA has entered into an agreement with Independent Automobile Dealers Association of California. Pursuant to this agreement, IADAC will encourage their members to register with the USADA for the purpose of buying and selling vehicles over the Company's system. In exchange, the Company will pay IADAC a fee of $0.50 per transaction completed by each client referred by IADAC.

     All investor inquiries should be directed to Al Tamasebi, President, USA Dealers Auction.com, Inc., 1650 Grand Avenue, San
Marcos, California, phone (760) 591-0505.

                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

   3     Articles of Incorporation & By-Laws

           (a) Articles of Incorporation of the Company filed April 5, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

           (b)By-Laws of the Company adopted April 6, 2000.
           Incorporated by reference to the exhibits to the Company's General Form For Registration Of
           Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  23     Consent of Experts and Counsel

           Consents of independent public accountants

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   USA Dealers Auction.com, Inc.
-------------------------------------------------------------------
                           (Registrant)



Date:  May 10, 2001



By:    /s/ Al Tamasebi
       --------------------------
           Al Tamasebi, President