Form 10QSB
period 2001-06-30
USA DEALERS AUCTION COM INC
filed 2001-08-14
CIK 1137031

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001
                                -------------
Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32473

                  USA Dealers Auction.com, Inc.
                  -----------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                            91-2037688
            ------                            ----------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

  1650 Grand Avenue, San Marcos,CA               92069
  --------------------------------               -----
(Address of principal executive offices)       (Zip Code)

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

                   USA DEALERS AUCTION.COM, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                  Page
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

     Independent Accountant's Review Report                         4

     Balance Sheet as of June 30, 2001 and December 31, 2000        5

     Statement of Operations for the Three Months and Six Months    6
     Ending June 30, 2001 and 2000 and for the Period April 5,
     2000 (Inception) to June 30, 2001

     Statement of Cash Flows for the Three Months and Six Months    7
     Ending June 30, 2001 and 2000 and for the Period April 5,
     2000 (Inception) to June 30, 2001

     Notes to Financial Statements                                  8

     Item 2. Management's Discussion and Plan of Operation          11

   PART II - OTHER INFORMATION

     Item 6. Exhibits                                               12

SIGNATURES                                                          13

                   USA Dealers Auction.com, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                           June 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations
            for the Three Months and Six Months Ending
                      June 30, 2001 and 2000,
                        and For the Period
            April 5, 2000 (Inception) to June 30, 2001

                                and

                            Cash Flows
                     for the Six Months Ending
                      June 30, 2001 and 2000,
                        and For the Period
            April 5, 2000 (Inception) to June 30, 2001

                         TABLE OF CONTENTS
                         -----------------




                                                             Page

Independent Accountant's Review Report                         1

Balance Sheet                                                  2

Statement of Operations                                        3

Statement of Cash Flows                                        4

Footnotes                                                      5

G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
USA Dealers Auction.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of USA Dealers Auction.com, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and for the period April 5, 2000 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period April 5, 2000 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

July 24, 2001

                         PART I - FINANCIAL INFORMATION
                     Item 1. Unaudited Financial Statements

                          USA Dealers Auction.com, Inc.
                          (a Development Stage Company)
                                  Balance Sheet

                                                   (unaudited)
                                                     June 30,     December 31,
                                                       2001           2000
                                                 -------------    -------------
Assets

Current assets:
     Cash                                        $     47,945     $     66,520
                                                 -------------    -------------
          Total Current Assets                         47,945           66,520
                                                 -------------    -------------
Fixed assets:
     Computer equipment, net                           13,900           16,925
     Website development costs, net                    10,810           10,551
                                                 -------------    -------------
          Total fixed assets                           24,710           27,476

                                                 $     72,655     $     93,996
                                                 =============    =============
Liabilities and Stockholders' Equity

Current liabilities                              $          -     $          -
                                                 -------------    -------------
Stockholders' equity:
     Preferred stock, $0.001 par value,
       5,000,000 shares authorized, zero
       shares issued and outstanding                        -                -
     Common stock, $0.001 par value,
       20,000,000 shares authorized,
       5,046,600 shares issued and
       outstanding                                      5,047            5,047
     Additional paid-in capital                       173,418          173,418
     Deficit accumulated during development stage    (105,810)         (84,469)
                                                 -------------    -------------
                                                       72,655           93,996
                                                 -------------    -------------
                                                 $     72,655     $     93,996
                                                 =============    =============


  The accompanying Notes are an integral part of these financial statements.

                          USA Dealers Auction.com, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                                   (unaudited)
        For the Three Months and Six Months Ending June 30, 2001 and 2000
          and For the Period April 5, 2000 (Inception) to June 30, 2001


                                                                       April 5,
                                                                        2000
                           Three Months Ending    Six Months Ending (inception)
                                  June 30,            June 30,      to June 30,
                            -------------------- ------------------- ----------
                               2001      2000      2001       2000      2001
                            ---------- --------- --------- ---------  ---------
Revenue                       $  774   $      -   $ 3,750   $     -  $   3,849
                            ---------- --------- --------- ---------  ---------
Expenses:
 General and administrative
  expenses                      6,371    43,348    26,384    43,348    102,939
 Depreciation                   1,530     1,057     1,057     1,057      6,720
                            ---------- --------- --------- ---------  ---------
  Total expenses                7,901    44,405    27,441    44,405    109,659
                            ---------- --------- --------- ---------  ---------
Net (loss)                    $(7,127) $(44,405) $(23,691) $(44,405) $(105,810)
                            ========== ========= ========= =========  =========
Weighted average number of
 common shares outstanding  5,046,660 4,016,310 5,046,660 4,016,310  4,662,267
                            ========= ========= ========= =========  ==========
Net (loss) per share         $  (0.00) $  (0.01) $ (0.00)  $  (0.01) $   (0.02)
                            ========= ========= ========= =========  ==========



  The accompanying Notes are an integral part of these financial statements.

                          USA Dealers Auction.com, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
        For the Three Months and Six Months Ending June 30, 2001 and 2000
          and For the Period April 5, 2000 (Inception) to June 30, 2001


                                            Six Months Ending    April 5, 2000
                                                  June 30,          (Inception)
                                           ----------------------   to June 30,
                                              2001         2000         2001
                                           ------------------------------------
Cash flows from operating activities
Net (loss)                                 $(23,691)    $(44,405)    $(105,810)
Adjustments to reconcile net income to
 net cash used
     by operating activities:
     Depreciation & amortization expense      2,977         1,057        6,720
                                           ------------------------------------
Net cash (used) by operating activities     (20,714)      (43,348)     (99,090)
                                           ------------------------------------
Cash flows from investing activities
     Purchases of fixed assets               (1,829)      (13,084)     (17,727)
     Development of website                  (1,530)      (11,279)     (13,703)
                                           ------------------------------------
Net cash used by investing activities        (3,359)      (24,363)     (31,430)
                                           ------------------------------------
Cash flows from financing activities
     Issuance of common stock                     -       103,805      178,465
                                           ------------------------------------
Net cash provided by financing activities         -       103,805      178,465
                                           ------------------------------------
Net (decrease) increase in cash             (24,073)       36,094       47,945
Cash - beginning                             72,018             -            -
                                           ------------------------------------
Cash - ending                              $ 47,945     $  36,094    $  47,945
                                           ====================================
Supplemental disclosures:
     Interest paid                         $      -     $       -    $       -
                                           ====================================
     Income taxes paid                     $      -     $       -    $       -
                                           ====================================




  The accompanying Notes are an integral part of these financial statements.

                   USA Dealers Auction.com, Inc.
                   (a Development Stage Company)
                               Notes


Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-SB registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized revenue in the amount of $3,849 to date and has accumulated operating losses of approximately $105,810 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

The Company acquired computer equipment in the amount of $958 in the three-months ended June 30, 2001. The Company recorded depreciation expense in the amount of $869 during the three-month period and $1,707 for the six-month period ended June 30, 2001.

Note 4 - Website development

The Company spent $1,530 to further develop their websites during the three-months ended June 30, 2001. The Company recorded amortization expense in the amount of $661 during the three-month period and $1,270 for the six-month period ended June 30, 2001.

Note 5 - Advertising

The Company expenses advertising costs are they are incurred. For the three-month period ended June 30, 2001, advertising expenses totaled $240.

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

     The Company maintains a web site at www.usa-dealers-auction.com, through which the Company plans to offer automobile dealers three complementary online auction venues. These venues are as follows:

  1. A venue primarily for new-car dealers for the disposal of used cars taken in "trade,"

  2. A venue primarily for banks, leasing companies and fleet services,

  3. A venue primarily for used-car dealers for the acquisition and wholesale sales of inventory,

  4. A venue primarily for automobile dealers to auction their new or pre-owned vehicles to the public through various web sites that will be developed by the Company.

     Through these venues, the Company aggregates, filters, organizes and delivers information about vehicles using a combination of Company-provided and user-supplied content consisting of:

  1.   Still and video imaging,

  2.   Buyer and seller contact information,

  3.   Secure money and transaction management software,

  4.   Cataloging, marketing and sales capabilities and

  5.   Expert advisory content.

Results of Operations

     Revenues

     Revenues from sales of USADA's services for the three-months ended June 30, 2001 were $774, as compared to $0 for the year-ago period. For the six-months ended June 30, 2001, the Company recognized revenues of $3,750, compared to $0 for the year-ago period. Service revenues since inception were $3,849. The Company's revenues are comprised of fees paid by buyers and sellers or automobiles through our online dealer auction system. Buyers are charged a fee of $25.00 and sellers must pay a $25.00 fee for the completion of each transaction.

     Expenses

     The Company incurred expenses for the three months ending June 30, 2001 of $7,901, compared with $44,405 in the same period last year. During the six-months ended June 30, 2001, the Company incurred total expenses of $27,441, compared with $44,405 for the six-months ended June 30, 2000. Since April 5, 2000, the date of the Company's formation, the Company realized expenses of $109,659. These expenditures were primarily due to costs incurred for general and administrative expenses and the depreciation of fixed assets.

     Depreciation - The Company recorded depreciation expense in the amount of $869 during the three-month period and $1,707 for the six-month period ended June 30, 2001.

     Amortization - The Company recorded amortization expense in the amount of $661 during the three-month period and $1,270 for the six-month period ended June 30, 2001.

     Net Loss

     The Company had a net loss of $105,810 since its inception on April 5, 2000. The Company's net loss, however, narrowed from $44,405 in the three-months ended June 30, 2000 to $7,127 in the comparable period ended June 30, 2001. In addition, for the six months ended June 30, 2001, the Company recorded a net loss of $23,691, compared with $44,405 for the year ago period. The net loss was principally attributable to expenses related to the execution of USADA's plan of operation.

Liquidity and Capital Resources

     Management anticipates that the Company will continue to have negative cash flows for at least the next three to nine months.
The Company is using net proceeds from its offerings of securities for working capital needs, including advertising, brand development and development of its e-commerce web site infrastructure. Management intends to retain earnings, if any, for use in the operation and expansion of the Company's business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

     The Company maintains its belief that its current financial resources will be sufficient to sustain its business for the period through December 31, 2001. In the event the Company is unable to generate sufficient sustainable revenues to meet its financial obligations, the Company will have to seek either debt or equity financing. Although there are no formal or informal agreements to do so, the Company is considering raising additional capital, if necessary, through a private placement offering of equity securities.

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

     The Company had entered into an agreement with M. B. Marketing, Inc. to provide general sales, marketing and consulting services in the first quarter of this year. USA Dealers Auction and M. B. Marketing have mutually agreed to dissolve this relationship to pursue other opportunities. USA Dealers is in the process of selecting another company to be able to meet its advertising, promotional and strategic needs. The Company has not entered into any formal or informal agreements with any entity, and no assurance can be given that the Company will be able to effectuate any such agreements. The President of M. B. Marketing is still a shareholder of USADA.

     Management believes that the narrowing of the Company's net loss is due significantly to the reduction in the need for organizational costs to build the Company's infrastructure. In addition, the above-mentioned industry trends and strategic alliances lead management of the Company to believe that the Company has sufficiently developed its infrastructure to shift its focus from the development of its business plan to the execution of its sales and marketing plans.

     As such, the Company has added Mr. Abol Parviz as the Vice President of USA Dealers Auction.com on April 28, 2001. Mr. Parviz has more than 20 years of experience in the automotive industry, serving in various managerial positions in the Southern California market.

     The Company has launched an Internet site at www.AutoAuctionYard.com. This web site employs similar principals as the Company's main site (www.usadac.com). However, Auto Auction Yard.com assists dealers who would like to oversee the entire online process themselves. In addition, the web site also caters to cities in the United States and Canada, in which USA Dealers does not have sales representatives.

     To further expand the Company's potential revenue streams, the Company plans to introduce a web site and software that will be customized for automobile dealers to auction both new and used vehicles to the public. Dealers will be able to access information about this service when the web site is established at www.SaveAtAuction.com. Dealers will be able to use this software exclusively for them to advertise and auction their vehicles. The Company intends to license this software to dealers on a monthly basis, as well as on a per car sale basis.

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

             (b) By-Laws of the Company adopted April 6, 2000.
             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

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



Date:     August 3, 2001



By:  /s/ Al Tamasebi

     Al Tamasebi, President