Form 10QSB
period 2001-09-30
USA DEALERS AUCTION COM INC
filed 2001-11-19
CIK 1137031

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32473

                  USA Dealers Auction.com, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          91-2037688
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

1650 Grand Avenue, San Marcos,                92069
              CA                            (Zip Code)
(Address of principal executive
           offices)

                         (760) 591-0505
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             5,546,600



PAGE-1-






                   USA DEALERS AUCTION.COM, INC.
                   (A Development Stage Company)




                         Table of Contents



                                                               Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Independent Accountant's Review Report                         4
     Balance Sheet                                                  5
     Statement of Operations                                        6
     Statement of Cash Flows                                        7
     Footnotes                                                      8

  Item 2. Management's Discussion and Plan of Operation            11

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                 14

SIGNATURES                                                         15







PAGE-2-







                   USA Dealers Auction.com, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                        September 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations
            for the Three Months and Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
          April 5, 2000 (Inception) to September 30, 2001

                                and

                            Cash Flows
                    for the Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
          April 5, 2000 (Inception) to September 30, 2001








PAGE-3-







                         TABLE OF CONTENTS





                                                       Page

Independent Accountant's Review Report
1

Balance Sheet                                                  2

Statement of Operations                                        3

Statement of Cash Flows                                        4

Footnotes                                                     5-6








PAGE-4-





G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
USA Dealers Auction.com, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of USA Dealers Auction.com, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000 and for the period April 5, 2000 (Inception) to September 30, 2001, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000 and for the period April 5, 2000 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

/s/G. Brad Beckstead, CPA
--------------------------
November 17, 2001



PAGE-5-F1



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                   USA Dealers Auction.com, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                        (unaudited)      December
                                       June 30, 2001     31, 2000
                                       -------------     --------
                                          2001
Assets

Current assets:
     Cash                                 $39,756         $66,520
     Prepaid expenses                      61,250               -
          Total Current Assets            101,006          66,520
                                       -------------     --------
Fixed assets:
     Computer equipment, net               13,925          16,925
     Website development costs, net        13,467          10,551
          Total fixed assets               27,392          27,476

                                         $128,398         $93,996
                                       =============     ========
Liabilities and Stockholders'
Equity

Current liabilities                             $               $
                                                -               -
                                       -------------     --------
Stockholders' equity:
     Preferred stock, $0.001 par                -               -
value, 5,000,000
        shares authorized, zero
shares issued and
        outstanding
     Common stock, $0.001 par               5,547           5,047
value, 20,000,000
        shares authorized,
5,546,600 and 5,046,600 shares
issued
        and outstanding as of
9/30/01 and 12/31/00, respectively
     Additional paid-in capital           247,918         173,418
     (Deficit) accumulated during        (125,067)       (84,469)
development stage                      -------------     --------
                                          128,398          93,996
                                       -------------     --------
                                         $128,398         $93,996
                                       -------------     --------



  The accompanying Notes are an integral part of these financial statements.



PAGE-6-F2


                   USA Dealers Auction.com, Inc.
                   (a Development Stage Company)
                      Statement of Operations
                            (unaudited)
For the Three Months and Nine Months Ending September 30, 2001 and 2000
   and For the Period April 5, 2000 (Inception) to September 30, 2001


                                                                      April
                                                                     5, 2000
                                                                  (inception)
                                                                       to
                                                                    September
                                                                       30,
                                                                       2001
                                  Three Months      Nine Months
                                     Ending           Ending
                                 September 30,     September 30,
                                ----------------------------------
                                 2001     2000      2001      2000
                                ----------------------------------  ---------

        Revenue                    $595       $-    $4,345       $-    $4,444
                              -------------------------------------------------
        Expenses:
             General and         18,125    9,626    42,589   52,974   121,063
        administrative expenses
             Depreciation &       1,728    1,585     4,705    2,642     8,447
        amortization

                  Total          19,853   11,211    47,294   55,616   129,511
        expenses              -------------------------------------------------

        Net (loss)            $(19,258) $(11,211) $(42,949) $(55,616) $(125,067)
                              =================================================

        Weighted average number
        of
             common shares    5,396,660 4,300,000 5,164,609 4,164,602 4,776,441
        outstanding           =================================================

        Net (loss) per share          $        $        $       $         $
                                 (0.00)   (0.01)   (0.01)  (0.01)    (0.03)
                              =================================================






  The accompanying Notes are an integral part of these financial statements.



PAGE-7-F3


                   USA Dealers Auction.com, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)
      For the Nine Months Ending September 30, 2001 and 2000
and For the Period April 5, 2000 (Inception) to September 30, 2001


                                     Nine Months Ending     April 5,
                                       September 30,          2000
                                   ---------------------   (Inception)
                                                               to
                                                           September
                                                              30,
                                                              2001
                                      2001        2000
    Cash flows from operating      ------------------------------------
    activities
    Net (loss)                      $(42,949)   $(55,616)  $(125,067)
    Adjustments to reconcile net
    income to net cash used
         by operating activities:
         Stock issued in exchange      75,000           -      75,000
    for services
         Depreciation &                 4,705       2,642       8,447
    amortization expense
         (Increase) in prepaid       (61,250)           -    (61,250)
    expenses
    Net cash (used) by operating     (24,494)    (52,974)   (102,870)
    activities                     ------------------------------------

    Cash flows from investing
    activities
         Purchases of fixed           (2,788)    (13,084)    (18,686)
    assets
         Development of website       (4,980)    (11,652)    (17,153)
    Net cash used by investing        (7,768)    (24,736)    (35,839)
    activities                     ------------------------------------

    Cash flows from financing
    activities
         Issuance of common stock           -     103,805     178,465
    Net cash provided by                    -     103,805     178,465
    financing activities           ------------------------------------

    Net (decrease) increase in       (32,262)      26,095      39,756
    cash
    Cash - beginning                   72,018           -           -
    Cash - ending                     $39,756     $26,095     $39,756
                                   ====================================
    Supplemental disclosures:
         Interest paid                      $           $           $
                                            -           -           -
         Income taxes paid                  $           $           $
                                            -           -           -
                                   ====================================
    Non-cash transactions:
         Stock issued for             $75,000          $-     $75,000
    services provided              ====================================
         Number of shares issued      500,000           -     500,000
    for services                   ====================================




  The accompanying Notes are an integral part of these financial statements.


PAGE-8-F4


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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized revenue in the amount of $4,444 to date and has accumulated operating losses of approximately $125,067 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

The Company acquired computer equipment in the amount of $2,788 in the nine-months ended September 30, 2001. The Company recorded depreciation expense in the amount of $934 during the three-month period and $2,641 for the nine-month period ended September 30, 2001.

Note 4 - Website development

The Company spent $4,980 to further develop their websites during the nine-months ended $4,980 September 30, 2001. The Company recorded amortization expense in the amount of $797 during the three-month period and $2,066 for the nine-month period ended September 30, 2001.

Note 5 - Advertising

The  Company expenses advertising costs are they are incurred.  For
the   nine-month  period  ended  September  30,  2001,  advertising expenses totaled $3,080.


PAGE-9-F5


                   USA Dealers Auction.com, Inc.
                   (a Development Stage Company)
                               Notes

Note 6 - Stockholder's equity

On July 12, 2001, the Company issued 300,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an individual. The consulting services are valued at $45,000.

On August 20, 2001, the Company issued a total of 100,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an individual. The consulting services are valued at $15,000.

On August 20, 2001, the Company issued a total of 100,000 shares of its $0.001 par value common stock in exchange for a one-year consulting agreement with an individual. The consulting services are valued at $15,000.

There have been no other issuances of common stock or preferred stock.

Note 7 - Subsequent events

On   October  29,  2001,  the  Company  amended  its  articles   of
incorporation to increase the number of authorized shares of its $0.001 par value common stock to 50,000,000 shares.

On November 6, 2001, the Company executed a Letter of Intent (LOI) with Brands Shopping Network (Brands), a Nevada corporation, to consummate a reverse merger with the Company. The Company will issue 12,000,000 shares of its $0.001 par value common stock to Brands in exchange for all outstanding shares of Brands and the Company will assume 100% ownership of Brands. As part of the LOI, Brands will sign a two year consulting contract with BET Capital Corporation or its assignee for services valued at $10,000 per month, to be paid in registered shares via Form S-8. Also, 1,000,000 warrants will be issued to BET Capital Corporation or its assignee at a 50% discount to market. In addition, the Company will be responsible for the registration of all the shares issued to Ashford Capital, LLC. The Company will pay $5,000 in consulting fees to an individual who is a shareholder of the Company and $15,000 to an officer, director and shareholder of the Company for consulting services. All of the assets and liabilities of the Company will be transferred to an officer, director and shareholder of the Company for $1.

On November 13, 2001, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of
Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. Ashford purchased a total of 20,700,000 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company will receive $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum for six months with the entire principal and accrued interest due on April 14, 2002. At the closing, the Company received $15,000 in cash and will receive the remainder upon the receipt of the shares and approval by shareholders.


PAGE-10-F6



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

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions. However, such safe harbors set forth under the Reform Act are unavailable to the Company pursuant to Section 21E(b)(1)(C) of the Securities Exchange Act.

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

  1.   Still and video imaging,

  2.   Buyer and seller contact information,

  3.   Secure money and transaction management software,

  4.   Cataloging, marketing and sales capabilities and

  5.   Expert advisory content.


PAGE-11-


Results of Operations

     Revenues

     Revenues from sales of USADA's services for the three-months ended September 30, 2001 were $595, as compared to $0 for the year-ago period. For the nine-months ended September 30, 2001, the Company recognized revenues of $4,345, compared to $0 for the year-ago period. Service revenues since inception were $4,444. The Company's revenues are comprised of fees paid by buyers and sellers or automobiles through our online dealer auction system. Buyers are charged a fee of $25.00 and sellers must pay a $25.00 fee for the completion of each transaction.

     Expenses

     The Company incurred expenses for the three months ending September 30, 2001 of $19,853, compared with $11,211 in the same period last year. During the nine-months ended September 30, 2001, the Company incurred total expenses of $47,294, compared with $55,616 for the nine-months ended September 30, 2000. Since April 5, 2000, the date of the Company's formation, the Company realized expenses of $129,511. These expenditures were primarily due to costs incurred for general and administrative expenses and the depreciation of fixed assets.

     The Company recorded depreciation and amortization expense in the amount of $1,728 during the three-month period and $4,705 for the nine-month period ended September 30, 2001.

     Net Loss

     The Company had a net loss of $125,067 since its inception on April 5, 2000. The Company's net loss widened from $11,211 in the three-months ended September 30, 2000 to $19,258 in the period ended September 30, 2001. In addition, for the nine-months ended September 30, 2001, the Company recorded a net loss of $42,949, compared with $55,616 for the year ago period. The net loss was principally attributable to expenses related to the execution of USADA's plan of operation.

Liquidity and Capital Resources

     For the nine-months ended September 30, 2001, the Company experienced a cash outflow of $32,262. Management anticipates that the Company will continue to have negative cash flows for at least the next six to nine months. The Company is using net proceeds from its offerings of securities for working capital needs, including advertising, brand development and development of its e-commerce web site infrastructure. Management intends to retain earnings, if any, for use in the operation and expansion of the Company's business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

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


PAGE-12-


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

     The Company had entered into consulting services agreements with various individuals in the third quarter of 2001. Management of the Company believes that these individuals will generate awareness of the USA Dealers Auction.com brand and increase the sales and operational capacities of the Company. To preserve working capital for essential functions, the Company has agreed to issue these individuals common stock of the Company, which the Company intends to register on Form S-8. The Company believes that issuing stock and retained capital will allow the Company to continue to focus on its efforts to establish its operations.

     To additionally expand the scope and depth of the Company's operations, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company. The common stock of the Company was issued in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506, and is subject to approval by a majority of the shareholders in a proxy statement to be field prior to the end of the year. Ashford purchased a total of 20,700,000 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company will receive $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum for six months with the entire principal and accrued interest due on April 14, 2002. At the closing, the Company received $15,000 in cash and will receive the remainder upon the receipt of the shares and approval by shareholders.

     On November 6, 2001, the Company executed a Letter of Intent with Brands Shopping Network, a Nevada corporation, to consummate a reverse merger with the Company. The Company will issue 12,000,000 shares of its $0.001 par value common stock to Brands in exchange for all outstanding shares of Brands and the Company will assume 100% ownership of Brands. As part of the LOI, Brands will sign a two year consulting contract with BET Capital Corporation, a California corporation, for services valued at $10,000 per month, to be paid in registered shares via Form S-8. Also, 1,000,000 warrants will be issued to BET at a 50% discount to market. In addition, the Company will be responsible for the registration of all the shares issued to Ashford Capital, LLC. The Company will pay $5,000 in consulting fees to an individual who is a shareholder of the Company and $15,000 to an officer, director and shareholder of the Company for consulting services. This Letter of Intent is not binding on any of the applicable parties. Upon the execution of a merger agreement, or similar such covenant, the Company will report the transaction on current report on Form 8-K with the Securities and Exchange Commission.


PAGE-13-



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

             (c) Certificate of Amendment to the Articles of Incorporation of the Company filed October 29, 2001

  23    Consent of Experts and Counsel

             Consents of independent public accountants




PAGE-14-




                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   USA Dealers Auction.com, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     November 19, 2001



By:  /s/Ali Tamasebi
     ---------------------
     Al Tamasebi, President