Form 10KSB
period 2001-12-31
BRANDS SHOPPING NETWORK INC
filed 2002-04-09
CIK 1137031

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

                        Commission File Number 000-32473

                          Brands Shopping Network, Inc.
                          -----------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         91-2037688
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

            5815 North Black Canyon Hwy, Suite 100, Phoenix, AZ 85015
            ---------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:          (602) 589-8150
                           -----------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                 --------------

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year: $ 4,345
                                                                  -------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 9,952,393 shares held by non-affiliates and the closing price of $1.40 per share for the common stock on the over-the counter market as of March 27, 2002): $13,933,350.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,515,608 shares of common stock as of March 27, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                   FORM 10-KSB

                                      INDEX
PART I                                                                      PAGE
------                                                                      ----

Item 1.  DESCRIPTION OF BUSINESS                                             1
Item 2.  DESCRIPTION OF PROPERTY                                             6
Item 3.  LEGAL PROCEEDINGS                                                   6
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 6

PART II
-------

Item 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                                6
Item 6.  PLAN OF OPERATIONS                                                  7
Item 7.  FINANCIAL STATEMENTS                                                8
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                       8

PART III
--------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;       8
              COMPLIANCE WITH SECTION 16(9) OF THE EXCHANGE ACT
Item 10. EXECUTIVE COMPENSATION                                             10
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     10
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     11
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                  12

PART IV
-------

CONSOLIDATED FINANCIAL STATEMENTS                                       F1 - F25

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

ABOUT BRANDS SHOPPING NETWORK, INC.

         USA Dealers Auction.com, Inc. was incorporated on April 5, 2000 under the laws of the State of Nevada. On January 30, 2002, our Company consummated a merger with Brands Shopping Network, Inc., a Nevada corporation. Pursuant to the terms of the Agreement and Plan of Reorganization, Brands merged with and into our Company. Upon the closing of the merger, we amended our Articles of Incorporation to change our name to Brands Shopping Network, Inc.

ABOUT OUR BUSINESS

         We are positioning to service the consumer marketplace by providing branded consumer products from nationally recognized retailers through television. We intend to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace today. Our Company website is www.bsc.tv.

         Our Company is unique in that we are neither a retailer nor a pure technology developer. We have aggregated nationally branded retailers as the content and entertainment element for our commerce offerings. Brands' retailing, television, and operating experience along with our understanding of electronic retailing business requirements and process-driven technology implementations, provides the consumer with a quality buying experience and offers both retailers and platform operators a world-class television retailing opportunity. Television provides a far-reaching technology across many demographic and economic sectors and reaches a wide range of consumers. Our Company is focusing on two types of television commerce:

BRANDS SHOPPING CHANNEL - Our Brands Shopping Channel is similar to QVC, Home Shopping Network and ShopNBC (formerly Value Vision), but is differentiated by our broad range of name brand products offered in an entertaining manner by nationally recognized retailers. As opposed to being a retailer, we have partnered with national retailers to be the merchant of record and will utilize their existing sales, service and distribution infrastructure to manage the sale and delivery of their products. The Brands Shopping Channel provides retailers the television services they need to sell products through an entertaining television program.

BRANDS INTERACTIVE - Our Company is positioned to take full advantage of Interactive Television opportunities when and where they are deployed by Cable Operators and Digital Satellite Broadcasters. Brands Interactive will provide four types of interactive commerce: Interactive Brands Shopping Channel, Video on Demand Shopping, Virtual Channel (Walled Garden) and Program Guide Advertising.

GEMSTAR TV GUIDE - Our Company has entered into an agreement with Gemstar TV Guide International to provide them with consumer branded products for their Interactive Program Guide. Brands Shopping Interactive is currently launched into 12 million homes.

OVERVIEW OF BRANDS SHOPPING CHANNEL

         The Brands Shopping Channel will offer consumers a unique shopping channel. Differentiating itself from QVC, HSN and ShopNBC, Brands Shopping Channel will offer well-recognized brands through nationally recognized retailers by means of live, customer-interactive electronic retail sales programs that are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Our Company will provide the television time, production, and distribution to nationally branded retailers who in turn will provide the branded products and entertainment for the channel. Programming time will be divided among retailers who can bring a new level of entertainment to the traditional shopping channel format by allocating television time for events such as a "Wherehouse Music Hour," "Barnes and Noble Children's Show," or a "Zale's Jewelry Day." Musical performances and expert or celebrity how-to demonstrations are simple examples of the entertainment possibilities brought about by partnering with national retailers. Viewers purchase products by calling a toll-free telephone number. We do not act as retailers ourselves since we have put in place a number of strategic relationships with brand name retailers. Consequently, our Channel does not carry the overhead of inventory, distribution and product fulfillment centers like other shopping channels such as QVC and HSN.

         Brands Shopping Channel will have 16 30-second ads available during a 30-minute show. We will offer these ads to our retailers as a profit center opportunity. Retailers may take the ads at a discounted rate available during their segments and in turn, sell or co-op them back to their suppliers and manufacturers.

         According to industry sources, as of December 31, 2001, there were
105.4 million homes in the United States with a television set, 73.2 million basic cable television subscribers and 871,000 homes with satellite dish receivers, excluding direct broadcast satellite.

BRANDS SHOPPING CHANNEL STRATEGIC INITIATIVES

         The Brands Shopping Channel has four strategic initiatives for success.

         o LEVERAGE BRAND AWARENESS. The Brands Shopping Channel will market its service by co-branding with its participating, well-recognized retailers. Marketing programs may consist of retailers displaying point of sale marketing materials in the retailer's brick and mortar stores, localized program guides printed on retailers' bags, and the Brands Shopping Channel participating in co-operative advertising campaigns for multi-channel promotions. Brands Shopping Channel will tap into the marketing power of its national retailers and leverage foot traffic by creating consumer awareness of the shows.

         o ACCELERATED PROGRAM DISTRIBUTION. Our Company will leverage our retailers' brand names and our interactive digital offerings to accelerate distribution into cable and satellite homes. Becoming the place to go to see the latest in brand name products will accelerate the growth of our program distribution and will contribute to our success.

         o CONVERGENCE AND INTERACTIVE TELEVISION. Our Company's overall business model lays the strategic groundwork for fully benefiting from innovative technology and the emergence of Interactive Television in the U.S. National retailers have developed their e-commerce infrastructure and the Brands Shopping Channel intends to fully capitalize on the convergence and Interactive Television.

         o EXCELLENCE IN CUSTOMER SERVICE. Brands Shopping Channel strives for excellence in our customers' experience. We intend to deliver a memorable, world-class shopping experience that increases our net sales per household while keeping close control over overhead costs and capital expenditures.

         Brands Shopping Channel is working with national retailers on the development of programming for the channel and is currently producing promotional pilots of various retail shows for the launch. Brands is working with retailers such as Chico's, Brookstone, Wherehouse Music, Sport Chalet, Ritz Camera, Omaha Steaks, Golf Discount and Illuminations.

OVERVIEW OF BRANDS INTERACTIVE

         Our Company continues to focus on the development of our interactive shopping offering. Cable and satellite companies are continually seeking content for their digital services to help them monetize the digital offering. Brands Interactive will provide the following four types of Interactive Commerce:

         o INTERACTIVE BRANDS SHOPPING CHANNEL - The Channel may become interactive by enhancing its broadcasting. Viewers can then purchase products with their remote controls instead of or in addition to calling a 1-800 number. We can also enhance the broadcasting of our commercials. Viewers then have the opportunity to order products directly through commercials with their remote control or have additional product information e-mailed to them.

         o VIDEO ON DEMAND SHOPPING - Viewers may visit a menu-driven guide on television to choose a segment from the Brands Shopping Channel to watch at their convenience. Video on Demand is traditionally used by Cable Operators to offer movies to viewers to watch at their leisure. Cable companies have enough capacity to also offer regular television shows that can provide a revenue stream. There is no cost to order a Brands Shopping Channel Show, but buying opportunities through the programming are available. This offering allows our Company to continually drive revenues through our existing programming.

         o VIRTUAL CHANNEL (WALLED GARDEN) - Consumer branded products from our retailer partners made available to viewers through a web-like shopping environment on television. Viewers do not actually access the Internet but are in a controlled environment where they can access information and buying opportunities approved by the cable and/or satellite company.

         o PROGRAM GUIDE ADVERTISING - With the emergence of digital cable and with 500 channel selections, cable and satellite companies now offer program guides to help viewers navigate selections. Within the guides are advertising opportunities where viewers can buy advertised products with their remote control instead of or in addition to a 1-800 number. Gemstar TV Guide International has the most widely deployed program guide (Interactive Program Guide)

         Interactive Television is an innovative way to continually expose our retailers and their branded products to consumers through television. By placing web-like ads through Interactive Program Guides and by providing products in walled-garden or web-like environments, consumers can access specific products 24 hours a day, 7 days a week. Video on Demand ("VOD") shopping also allows viewers to shop at their own convenience, while using the retailers' existing inventory of shows, thereby driving additional revenues on previously broadcasted programs.

         All of the Brands Interactive shopping offerings provide cable and satellite companies with content and product and transaction-based revenue through their digitally deployed systems. Cable Operators and Digital Satellite Broadcasters benefit from a new revenue stream as they receive a revenue-sharing percentage from the Brands Interactive shopping services.

TRANSMISSION AND BROADCASTING

         Brands Shopping Channel produces its programming in outsourced studios located in Los Angeles. We intend for our programs to be distributed to cable television systems, broadcast television stations, direct broadcast satellite, and/or satellite antenna owners by means of third party satellite uplink facilities and satellite transponders. Any cable television system, broadcast television station or individual satellite dish owner in the United States equipped with standard satellite receiving facilities and the appropriate equipment is capable of receiving our Channel.

         Brands Shopping Channel is in the final stage of negotiating agreements to secure full-time use of transponders and domestic communications satellites. Each of the transponder agreements will grant Brands Shopping Channel "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "pre-emptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite that is available on a "first fail, first served" basis.

         A transponder failure that would necessitate a move to another transponder on the same satellite would not result in any significant interruption of service to the cable systems and/or television stations that receive Brands Shopping Channel. However, a failure that would necessitate a move to another satellite may temporarily affect the number of cable systems and/or television stations that receive our Channel, as well as all other programming carried on the failed satellite, because of the need to install equipment or to reorient earth stations.

         Brands Shopping Channel's access to various transponders pursuant to long-term agreements would enable it to continue transmission of our programming. Although we believe we are taking every reasonable measure to ensure the Channel's continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by of these satellites could have a material adverse effect on the operations and financial condition of our Company.

         The availability of replacement satellites and transponder time beyond current leases is dependent on a number of factors over which we have no control, including competition among prospective users for available transponders and the availability of satellite launching facilities for replacement satellites.

         The FCC grants licenses to construct and operate satellite uplink facilities that transmit signals to satellites. These licenses are generally issued without a hearing if suitable frequencies are available. Brands Shopping Channel is in the final stage of negotiating agreements with third parties who carry a license for operation of C-band satellite transmission facilities and KU-band satellite transmission facilities on a permanent basis.

CABLE TELEVISION DISTRIBUTION

         Our Company is in the final stage of affiliation agreement negotiations with cable system operators to carry Brands Shopping Channel. These agreements are multi-year arrangements, and will obligate the cable operator to assist with the promotional efforts of our Company by carrying commercials promoting Brands Shopping Channel and by distributing Brands' marketing materials to the cable operator's subscribers. All cable operators will receive significant compensation for carriage, including a commission based on a percentage of our Company's revenues derived within the cable operator's franchise area and, generally, additional compensation consisting of the purchase of advertising availability from cable operators on other programming networks, commission guarantees for the operator, or upfront payments to the operator in return for commitments to deliver a minimum number of Brands Shopping Channel subscribers for a certain number of years. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of our Company, we intend to successfully managed the distribution agreement process and believe we will be able to do so.

DIRECT BROADCAST SATELLITE DISTRIBUTION

         Our Company is in the final stage of affiliation agreement negotiations with direct broadcast satellite operators to carry Brands Shopping Channel. These agreements are multi-year arrangements, and will obligate the direct broadcast satellite operator to deliver a minimum number of Channel subscribers throughout the term in consideration for a distribution payment and a commission based on a percentage of our Company's revenues which are derived from the satellite operator's subscribers. The direct broadcast satellite operators will also be obligated to assist with the promotional efforts of our Company by carrying commercials promoting Brands Shopping Channel and by distributing our Company's marketing materials to its subscribers.

ABOUT OUR REVENUES

         We have not generated any significant revenues to date. Our main source of revenue will be derived from transaction fees from our Channel and advertising fees from the commercials sold on our Channel. In addition, our Company will receive a revenue share through our interactive television offering.

TRADEMARKS, TRADE NAMES, COPYRIGHTS AND DOMAIN NAMES

         Our Company has registered and continues to register, when appropriate, our trade and service marks as they are developed and used, and our vigorously protects our trade and service marks. We believe that our marks are a primary marketing tool for promoting our identity. Our Company also registers the domain names of our Internet websites.

COMPETITION

         Brands Shopping Network operates in a highly competitive environment. We are in direct competition with traditional retail merchandisers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

         Our Company also competes with certain other companies that have an affiliation or common ownership with cable operators, which now market merchandise by means of live television, such as QVC, Home Shopping Channel and ShopNBC. Some competitors of our Company are larger and more diversified.

VIEWERSHIP. Our Company's business also competes for access to our customers and for audience share and revenue with broadcasters and conventional forms of entertainment and information, such as programming for network and independent broadcast television stations, basic and pay cable television services, satellite master antenna systems, home satellite dishes and home entertainment centers, newspapers, radio, magazines, outdoor advertising, transit advertising and direct mail. In particular, the price and availability of programming for cable television systems affect the availability of these channels for our Brands Shopping Channel programming and the compensation which must be paid to cable operators for carriage of our Channel's programming.

CHANNEL CAPACITY. In addition, due to a number of factors, including the development of cable operator owned programming, the competition for channel capacity has substantially increased. With the advent of digital cable and new compression technologies on the horizon, this competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. No prediction can be made with respect to the viability of these technologies or the extent to which they will ultimately impact the availability of channel capacity. Our business is affected by changes in channel capacity and competition among programming providers for available channel capacity.

SHOPPING NETWORK DIFFERENTIATION
                                             Low Cost                                          Interactive
                              Co-Branded      Provider       Lifestyle     Local     Pay-out       VOD
           National   Branded  Marketing  (Leverage Retail  Entertainment  Market  Transaction   Enhanced
          Retailers  Products  Strategy    Infrastructure)   Educational   For MSO    Based      Broadcast
          ---------  --------  --------    ---------------   -----------   -------    -----      ---------
Brands       [X]       [X]       [X]            [X]              [X]         [X]       [X]           [X]
                      100%

QVC                    [X]                                                             [X]
                       5%

HSN                    [X]                                                             [X]
                        2%

Shop NBC               [X]                                                             [X]
                        1%


         Our Company's interactive offerings are unique in that we are not a pure technology company, as are most potential competitors. Other interactive technology companies include Wink, ACTV, OpenTV, Digeo, CommerceTV, Canal Plus, PowerTV, and MetaTV.

EMPLOYEES

         As of March 27, 2002, Brands had 5 full-time employees.

                         ITEM 2. DESCRIPTION OF PROPERTY

Arizona. On January 1, 2002, Brands entered into a month-to-month lease agreement for approximately 3,600 square feet of space at a rent of $1.25 per square foot per month in an office building located in Phoenix, Arizona. No amounts were paid in 2001 related to this lease. We believe the facilities are adequate for the near future.

California. Also in January 2002, Brands entered into a month-to-month lease agreement for approximately 1,471 square feet of space at a rent of $2.20 per square foot per month in an office building located in Newport Beach, California. No amounts were paid in 2001 related to this lease. We believe the facilities are adequate for the near future.

                            ITEM 3. LEGAL PROCEEDINGS

         Our Company is not a party to any legal proceedings.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         On August 15, 2001, our Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the trading symbol "USDA". Our common stock is currently traded under the symbol "BSNW." The OTC Electronic Bulletin Board has no financial eligibility standards and is separate from the Nasdaq Stock Market. The OTC Electronic Bulletin Board does not constitute an active trading market and trading in our common stock is limited and sporadic. Quotations reflect SPLIT ADJUSTED, inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table sets forth the high and low bid prices for shares of our Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

                       FISCAL YEAR ENDED DECEMBER 31, 2001

                                      HIGH              LOW
                                      ----              ---
          First quarter               N/A               N/A
          Second quarter              N/A               N/A
          Third quarter               $0.83             $0.83
          Fourth quarter              $0.58             $0.58

NUMBER OF SHAREHOLDERS

         The number of beneficial holders of record of our Company Common Stock as of the close of business on March 27, 2002 was approximately 191.

DIVIDEND POLICY

         To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near future. Our Company intends to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On July 12, 2001, we issued 300,000 shares of our $0.001 par value common stock in exchange for a one-year consulting agreement with an individual. The consulting services are valued at $45,000.

On August 20, 2001, we issued a total of 100,000 shares of our $0.001 par value common stock in exchange for a one-year consulting agreement with an individual. The consulting services are valued at $15,000.

On August 20, 2001, we issued a total of 100,000 shares of our $0.001 par value common stock in exchange for a one-year consulting agreement with an individual. The consulting services are valued at $15,000.

On November 1, 2001, we issued 35,000 shares of our $0.001 par value common stock in exchange for consulting services rendered by an individual. The consulting services are valued at $3,500.

On November 1, 2001, we issued 35,000 shares of our $0.001 par value common stock in exchange for consulting services rendered by an individual. The consulting services are valued at $3,500.

On December 4, 2001, we issued 50,000 shares of our $0.001 par value common stock to a member of the board of directors in exchange for services rendered by an individual. The consulting services are valued at $2,500.

On December 4, 2001, we issued 30,000 shares of our $0.001 par value common stock to a member of the board of directors in exchange for services rendered by an individual. The consulting services are valued at $1,500.

On December 4, 2001, we issued 40,000 shares of our $0.001 par value common stock to a member of the board of directors who is also the daughter of the president of the Company in exchange for services rendered by an individual. The consulting services are valued at $2,000.

         There have been no other issuances of common stock or preferred stock during our Company's Fiscal Year ended December 31, 2001.

         The issuance and sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) of the Securities Act as transactions by an issuer not involving any public offering and as transactions involving offers and sales by an issuer solely to accredited investors in which the aggregate offering price did not exceed the amount allowed under Section 3(b) of the Securities Act. There was no advertising or public solicitation in connection with the transactions, and the issuer filed the prescribed notices with the Securities and Exchange Commission. Each purchaser of securities represented, with supporting information, that such purchaser was an accredited investor; that such purchaser was acquiring the securities for such purchaser's own account and not for the account or benefit of any other person; that the securities were being acquired for investment and not with a view to the distribution thereof; and that such purchaser did not intend to sell or otherwise dispose of all or any part of the securities at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that such purchaser would offer or resell securities only if the securities are registered under the Securities Act or an exemption from such registration is available (and confirmed by an opinion of counsel satisfactory to our Company). We placed restrictive legends on the certificates representing the securities and placed "stop transfer" instructions with the transfer agent for our common stock.


                            ITEM 6. PLAN OF OPERATION

PLAN OF OPERATION

         Brands Shopping Network, Inc. is being positioned to provide branded consumer products from nationally recognized retailers through television. Our Company intends to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace. We believe our proprietary technologies strongly position us for market success.

         We anticipate that over the next two years we will need approximately $20 million to completely implement our business plan and approximately $5 million for working capital and general corporate purposes. We will increase our administrative resources to support the hiring of an estimated 30 additional employees that will enable us to expand our capacity. We intend to obtain the necessary funds to launch our complete business plan by selling shares of our common stock to investors and continuing to use our common stock to pay for consulting and professional services. In addition, we believe that transaction fees we receive for the products that are sold through our shopping channel, revenues from advertising sales, revenues from interactive transactions or debt financing, may fulfill our future cash requirements.

         We cannot guarantee that any future funds required will be generated from operations or from the aforementioned or other potential sources. We do not have any binding commitment with regard to future financing. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

         During Fiscal 2001, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's Common Stock and we intend to continue to take steps to conserve cash.


                          ITEM 7. FINANCIAL STATEMENTS

         The full text of our Company's audited consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 begins on page F-1 of this Report and is incorporated herein by reference.


               ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of our Company as of December 31, 2001 were:

         Name                      Age     Position
         ----                      ---     --------

         Pat DeMicco               37      Chairman of the Board, Director
         Wendy Borow-Johnson       50      Chief Executive Officer and President
         Mark Doumani              36      Director
         Mark Noffke               45      Chief Financial Officer and Secretary
         Ian Valentine             45      Director

EXECUTIVE MANAGEMENT

         Our Company's Board of Directors currently consists of three (3) members. Each Director is elected for a period of one year at our Annual Meeting of Shareholders and serves until the next annual meeting or until his or her successor is duly elected and qualified. Our Board of Directors elects executive officers on an annual basis. Executive officers serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or any employees of our Company. Executive officers are appointed and serve at the discretion of the Board of Directors, subject to any applicable employment contracts.

PAT DEMICCO, CHAIRMAN OF THE BOARD AND DIRECTOR - Mr. DeMicco co-founded Brands Shopping Network, Inc. He was elected Chairman of the Board in January 2002. Most recently, Mr. DeMicco has been an independent consultant since November 2000. From July 1999 to November 2000 he served as President of The BigHub.com. Mr. DeMicco served as Executive Vice President of Merchandising for Shopping.com from October 1998 to April 1999. Prior to Shopping.com, Mr. DeMicco held the positions of Senior Merchant and Merchandise Manager at Home Depot from 1988 to October 1998. There he was responsible for over two billion dollars worth of inventory and gained extensive knowledge of vendor programs, vendor line assortment mix, retail price points and return on investment analysis.

WENDY BOROW-JOHNSON, CHIEF EXECUTIVE OFFICER AND PRESIDENT - Ms. Borow-Johnson joined our Company as Chief Executive Officer and President in January 2002. Ms. Borow-Johnson is a leader in electronic media, direct response marketing and interactive advertising. From on air health reporting, to broad based branding and direct marketing campaigns for consumer goods, to health policy positions, to building and running cable television niche networks and deploying new interactive technologies, she brings unique skills and experiences. From July 2000 to September 2001, Ms. Borow-Johnson served as CEO of RnetHealth Inc., a publicly traded company. In addition, Ms. Borow-Johnson served as President of RnetHealth Inc. from January 2000 to September 2001. From March 1998 to December 1999, Ms. Borow-Johnson served as the Vice President of Marketing for Source Media's Interactive Channel and worked on the launch of the first two-way interactive cable system in Rockford, Illinois. Prior to Source Media, Ms. Borow-Johnson served as Senior Vice President of McCann Consumer Healthcare from March 1997 to February 1998 where she launched numerous branding and direct marketing campaigns for healthcare, biotechnology and consumer packaged good companies. Prior to joining McCann, from November 1994 to December 1996 she served as Senior Vice President of Medicus/DMBB and President of Com-Med Interactive. She has consulted with over 15 major on line and media companies including AT&T, Insight Digital Cable and AOL. She is a frequent speaker, talk show guest and expert on emerging technologies as well as integrated marketing and advertising and the use of Direct Response Television for customer acquisition and retention. Ms. Borow-Johnson was the Founder and President of American Medical Television, a partnership of NBC Cable and the American Medical Association, and also was the first woman Vice President of the American Medical Association. In that position she created "Physicians Respond to AIDS" and sat on the media advisory for the CDC's "America Responds to AIDS." Ms. Borow-Johnson created the Discovery TV Special "American Airlift to Romania:
Medicine Moves," and produced the first PSA that cleared all three networks, using the word condom in "Play it Safe or Don't Play at All." She is a Phi Beta Kappa Magna Cum Laude graduate of Goucher College and has a Masters Degree in Counseling from Goddard College and a certificate in Psychotherapy from Harvard's Judge Baker Guidance Center. She has won NY Film Festival Gold and Silver Medals, International Medical Film Festival's Freddie Award, The PRSA's Golden Anvil, and was awarded the American Medical Writers Alvarez Award and the Women in Communications Skye Award.

MARK DOUMANI, DIRECTOR - Mr. Doumani was elected Director on July 1, 2001. Mr. Doumani co-founded Brands Shopping Network, Inc. and has over ten years experience in the start up and management of small to large-sized business ventures. In 1992 Mr. Doumani also co-founded True Light Films, an animation production company once selected by Animation Magazine's "Who's Who In Animation Production." Before the Internet revolution, in 1995 Mr. Doumani pioneered an Internet education web tool known as NetMax 2000. In 1997 He also served as Executive Vice President of TravelMax International, Inc., a company specializing in the sale of travel and Internet related products with annual sales of $50 million. In 1998 Mr. Doumani served as President and Chief Executive Officer of The BigTown.com. Since 1999 he has been acting as an Executive Producer of a full-length feature film and has also produced a music video for an International multi-platinum music star. Mr. Doumani completed his undergraduate studies at UCLA. Mr. Doumani is a member of the California and American Bar Associations and holds a Juris Doctorate degree from Western State University.

MARK NOFFKE, CHIEF FINANCIAL OFFICER AND SECRETARY - Mr. Noffke was appointed Chief Financial Officer and Secretary of our Company in January 2002. Mr. Noffke has twenty years of financial experience. He has served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc. since its inception in 1996. From 1985 until 1996, Mr. Noffke served as the Corporate Controller of Stone Forest Industries, Inc. During this period, Mr. Noffke implemented international accounting systems for Stone's Central American operations, conducted acquisition analysis of various wood product entities and provided management and accounting services for Stone's $1.6 billion United States fiber procurement program. The divisional controller position within the Stone environment effectively has the responsibilities of the Chief Financial Officer of the division. This position required both the financial, and more importantly, the operational knowledge of the forest products business. Mr. Noffke was also employed with Stone in several other capacities for more than twenty years. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University.

IAN VALENTINE, DIRECTOR - Mr. Valentine was elected as a Director in January 2002. Mr. Valentine currently holds the position of Senior Vice President, Programming for the SciFi Channel, a division of USA Networks. In this position he manages the development, production, scheduling, and marketing of episodic and long form programming. He specifically handled "Farscape," "The Invisible Man," "News From The Edge," "Outer Limits," and "First Wave". In addition, Mr. Valentine oversees movies, most notably "Dune," which was the highest rated program ever for the channel. Mr. Valentine previously served as Vice President of Long Form Programming for USA Networks from February 1995 to July 1998. Prior to joining USA Networks in November 2001, Mr. Valentine held the position of Executive Vice President, Business Development with Extend Media from January 2000 to June 2000. In this position, he generated business and strategic opportunities for Extend Media into the new media and Interactive Television space. He developed relationships with television brand owners and turned those brands into businesses in on-line, Interactive Television and wireless platforms. Prior to Extend Media, Mr. Valentine owned and operated Light Storage, Inc., a production company from July 1998 to June 1999. Mr. Valentine holds a Bachelor of Arts degree from Antioch College. He also obtained his MFA in Motion Picture Production from UCLA and an MBA from Stanford Graduate School of Business.


                         ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2001 and 2000 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer or Director with salary over $100,000 per year.

                                            ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                                                                         AWARDS
                                   --------------------------------------
                                                                          --------------------------------------
                                                         OTHER ANNUAL      RESTRICTED
   NAME AND PRINCIPAL               SALARY    BONUS    COMPENSATION ($)      STOCK        SECURITIES OPTIONS/
        POSITION           YEAR      ($)       ($)                          AWARD(S)           SARS (#)
                                                                              ($)
------------------------- -------- --------- --------- ------------------ ------------- ------------------------
Alivareli Tamasebi,       2001        0         0              0               0                   0
Chief Executive
Officer(1)                2000        0         0              0               0                   0
------------------------- -------- --------- --------- ------------------ ------------- ------------------------

         (1) Mr. Tamasebi resigned as Chief Executive Officer of our Company on January 30, 2002.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 27, 2002, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our Company's principal executive offices located at 5815 North Black Canyon Highway, Suite 100, Phoenix, Arizona 85015.

                                             NUMBER OF        PERCENTAGE
         SHAREHOLDER (1)                     SHARES (2)        OWNERSHIP
         ---------------                     ----------        ---------
         Wendy Borow-Johnson                    400,001           1.70%
         Pat DeMicco                          1,037,913           4.41%
         Mark Doumani                           612,887           2.61%
         Mark Noffke                            106,256             *
         Ian Valentine                           85,006             *
         Century Partners, Ltd                7,407,161          31.50%
         All as a Group (5 persons)           2,242,063           9.53%
----------------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.
(2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

* Less than 1%.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our Company utilizes certain office and operating equipment that is provided by a company that is owned by our president. We are not charged for the use of the equipment and no value has been recorded for the use of the equipment as the value is deemed to be immaterial with respect to our financial statements.

         During July 2001, our Company issued 300,000 shares of our $0.001 par value common stock to a shareholder in consideration for a one-year consulting agreement.

         During August 2001, our Company issued a total of 200,000 shares of our $0.001 par value common stock to two shareholders in consideration for one-year consulting agreements with each individual.

         During December 2001, our Company issued a total of 120,000 shares of our $0.001 par value common stock to three members of the board of directors in exchange for director services rendered. One of the members of the board of directors was the daughter of the president of the Company; she received a total of 40,000 shares of our $0.001 par value common stock.

         During the period ended December 31, 2001, we paid $6,545 in consulting and legal fees to various companies owned by minority shareholders.

         During the period ended December 31, 2001, we paid $10,000 in consulting fees to an officer, director and shareholder of our Company.

         We currently lease 3,600 square feet of office space located in Phoenix, Arizona from Phoenix Technology Center, LLC, controlled by a minority shareholder, at fair market rent of $1.25 per square feet. This location serves as our technology center and corporate offices.


                 ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         23.1              Consent of Independent Accountants

 (b)     Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                                BRANDS SHOPPING NETWORK, INC.
                                                  (Registrant)


                                                By /s/  Wendy Borow-Johnson
                                                   -----------------------------
                                                   Wendy Borow Johnson
                                                   Chief Executive Officer
                                                   Date: April 8, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                          Date
---------                           -----                          ----

/s/ Wendy Borow-Johnson             Chief Executive Officer        April 8, 2002
-------------------------
Wendy Borow-Johnson

/s/ Patrick DeMicco                 Chairman of the Board          April 8, 2002
-------------------------
Patrick DeMicco

/s/ Mark Noffke                     Chief Financial Officer        April 8, 2002
-------------------------
Mark Noffke

/s/ Mark Doumani                    Director                       April 8, 2002
-------------------------
Mark Doumani

/s/ Ian Valentine                   Director                       April 8, 2002
-------------------------
Ian Valentine

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                                DECEMBER 31, 2001

                                       AND

                              STATEMENTS OF INCOME,
                            STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                                 FOR THE PERIOD
                          FEBRUARY 16, 2001 (INCEPTION)
                              TO DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                -----------------


                                                                          PAGE
                                                                          ----

Independent Auditor's Report                                              F-1

Balance Sheet                                                             F-2

Income Statement                                                          F-3

Statement of Stockholders' Equity                                         F-4

Statement of Cash Flows                                                   F-5

Footnotes                                                                 F-6

G. BRAD BECKSTEAD
-----------------
CERTIFIED PUBLIC ACCOUNTANT

                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITOR'S REPORT

March 25, 2002

Board of Directors
Brands Shopping Network, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Brands Shopping Network, Inc.(the "Company") (A Development Stage Company), as of December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period February 16, 2001 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Brands Shopping Network, Inc., (A Development Stage Company), as of December 31, 2001, and its related statements of operations, equity and cash flows for the period February 16, 2001 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.


G. Brad Beckstead, CPA

                  BRANDS SHOPPING NETWORK, INC.
                  (a Development Stage Company)
                          Balance Sheet

                                                                    December 31,
                                                                        2001
                                                                    ------------
ASSETS

Current assets:                                                     $        --
                                                                    ------------
    Total current assets                                                     --
                                                                    ------------

Fixed assets, net                                                     1,272,469

                                                                    ------------
                                                                    $ 1,272,469
                                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Checks issued in excess of cash available                       $    13,464
    Accounts payable                                                     98,927
    Interest payable to shareholder                                       2,542
    Shareholder loans                                                   106,141
                                                                    ------------
      Total current liabilities                                         221,074
                                                                    ------------

Stockholders' Equity:

    Preferred stock, $0.001 par value,
      5,000,000 shares authorized, no shares
      issued and outstanding                                                 --
    Common stock, $0.001 par value,
      25,000,000 shares authorized,
      21,242,264 shares issued and outstanding                           21,242
    Additional paid-in capital                                        1,428,355
    Subscriptions receivable                                            (14,456)
    (Deficit) accumulated during development stage                     (383,746)
                                                                    ------------
                                                                      1,051,395
                                                                    ------------

                                                                    $ 1,272,469
                                                                    ============

   The accompanying Notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                             Statement of Operations

                                                             February 16, 2001
                                                             (date of inception)
                                                               to December 31,
                                                                    2001
                                                             -------------------

Revenue                                                      $               --
                                                             -------------------

Expenses:
    Consulting fees - related party                                     173,190
    Sales and marketing                                                  83,625
    Depreciation                                                         64,393
    General and administrative                                           59,997
                                                             -------------------
    Total expenses                                                      381,204
                                                             -------------------

Other (expense)
    Interest                                                             (2,542)
                                                             -------------------

Net (loss)                                                   $         (383,746)
                                                             ===================


Weighted average number of common
    shares outstanding - basic and fully diluted                     21,242,264
                                                             ===================

Net (loss) per share - basic and fully diluted               $            (0.02)
                                                             ===================

   The accompanying Notes are an integral part of these financial statements.

                                         BRANDS SHOPPING NETWORK, INC.
                                         (a Development Stage Company)
                                 Statement of Changes in Stockholders' Equity
                   For the period February 16, 2001 (Date of Inception) to December 31, 2001

                                                                                                 (Deficit)
                                                                                                Accumulated
                                             Common Stock          Additional                      During         Total
                                      --------------------------    Paid-in      Subscriptions  Development   Stockholders'
                                         Shares        Amount       Capital       Receivable       Stage          Equity
                                      ------------  ------------  ------------   ------------   ------------   ------------

Shares issued to founders              19,198,525   $    14,456   $        --        (14,456)   $        --    $        --

Shares issued to ICP
   for cash and equipment                 722,468           544       184,597                                      185,141

Shares issued to acquire ICT            1,321,270         1,321     1,248,679                            --      1,250,000

Reclassification of paid-in capital                       4,921        (4,921)                                          --

Net (loss),
   year ended 12/31/2001                                                                           (383,746)      (383,746)
                                      ------------  ------------  ------------   ------------   ------------   ------------

Balance as of 12/31/2001               21,242,264   $    21,242   $ 1,428,355    $   (14,456)   $  (383,746)   $ 1,051,395
                                      ============  ============  ============   ============   ============   ============

                  The accompanying Notes are an integral part of these financial statements.

                                                      F-4

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                              February 16, 2001
                                                             (date of inception)
                                                                to December 31,
                                                                      2001
                                                             -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                   $         (383,746)
Depreciation                                                             64,393
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    Increase in accounts payable                                         98,927

                                                             -------------------
Net cash (used) by operating activities                                (220,426)
                                                             -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Checks issued in excess of cash available                            13,464
                                                             -------------------
Cash flows from investing activities                                     13,464
                                                             -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Shareholder loans                                                   106,141
    Interest payable to shareholder                                       2,542
    Common stock                                                         98,279
                                                             -------------------
Net cash provided by financing activities                               206,962
                                                             -------------------

Net increase in cash                                                         --
Cash - beginning                                                             --
                                                             -------------------
Cash - ending                                                $               --
                                                             ===================

Supplemental disclosures:
    Interest paid                                            $               --
                                                             ===================
    Income taxes paid                                        $               --
                                                             ===================

   The accompanying Notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
The Company was organized February 16, 2001 (Date of Inception) under the laws of the State of Nevada, as Plaza TV, Inc. On July 6, 2001, the Company changed its name to Brands Interactive, Inc. On October 28, 2001, the Company changed its name to Brands Shopping Network, Inc.

The Company provides branded consumer products from nationally recognized retailers through the television to service the consumer marketplace.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
-------------------------
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Fixed assets
------------
Fixed assets are carried at cost. Depreciation is computed using the straight-line or declining-balance methods at an annual rate sufficient to recover the cost of the assets within their estimated useful lives, as follows:

                  Furniture and equipment            5 years
                  Computer and related equipment     5 years
                  Software                           5 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance and repair expenditures are charged against income as incurred. Expenditures for betterments and major renewals are capitalized.

Revenue recognition
-------------------
Sales and related cost of sales are generally recognized as invoiced for services.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Earnings per share
------------------
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock-Based Compensation:
-------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs (EITF 00-2) to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company has not yet addressed whether the adoption of EITF 00-2 will have a material effect on its financial statements.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to July 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE 2 - FIXED ASSETS

Fixed assets consists of the following:

                           Computer equipment                  $    77,487
                           Furniture and fixtures                    9,375
                           Software                              1,250,000
                                                               ------------
                                                                 1,336,862
                           Less accumulated depreciation           (64,393)
                                                               ------------
                                                               $ 1,272,469
                                                               ============

Depreciation expense totaled $64,393 for the year ended December 31, 2001.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                              $   108,683
                                                               ============

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal statutory rate           (34.0%)
                    Valuation reserve                     34.0%
                                                    ------------

                    Total                                    -%
                                                    ============

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $384,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $131,000 has been fully reserved at December 31, 2001.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 5 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 5,000,000 shares of it $0.001 par value preferred stock and 25,000,000 shares of its $0.001 par value common stock.

On December 16, 2001, the Company effected a 1.32806618-for-1 forward stock split. All references to number of shares issued and outstanding are reflected on a retroactive restatement basis.

The Company issued 19,198,525 shares of its $0.001 par value common stock to its founders for subscriptions receivable of $14,456.

The Company issued 722,468 shares of its $0.001 par value common stock to ICP, Inc. for cash and equipment valued at $185,141.

The Company issued 1,321,271 shares of its $0.001 par value common stock to ICT, Inc. to acquire 100% of its 1,500,000 shares of stock. The total consideration valued at $1,250,000 is allocated to computer software acquired as ICT, Inc.'s primary asset.

There have been no other issuances of common stock.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 - SUBSEQUENT EVENTS

On January 30, 2002, the Company effected a Merger and Reorganization Agreement (the "Agreement") with USA Dealers Auction.com, Inc. ("USA"), a State of Nevada publicly-traded company. Pursuant to the Agreement, USA acquired 100% of the outstanding capital stock of the Company. The Agreement provided that the Company merged with and into USA with USA as the surviving corporation. In the merger, each share of the Company's $0.001 par value stock is converted into one share of USA's $0.001 par value common stock. As a result of the merger, the Company's shareholders own a majority of USA's issued and outstanding shares.

                          USA DEALERS AUCTION.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                      AS OF
                           DECEMBER 31, 2001 AND 2000

                                       AND

                            STATEMENTS OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000
                                       AND
                                 FOR THE PERIOD
                        APRIL 5, 2000 (DATE OF INCEPTION)
                                     THROUGH
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

Independent Auditor's Report                                                F-11

Balance Sheets                                                              F-12

Statements of Operations                                                    F-13

Statements of Changes in Stockholders' Equity                               F-14

Statements of Cash Flows                                                    F-15

Footnotes                                                                   F-16

G. BRAD BECKSTEAD
-----------------
CERTIFIED PUBLIC ACCOUNTANT
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITOR'S REPORT

March 11, 2002

Board of Directors
USA Dealers Auction.com, Inc.
Las Vegas, NV

I have audited the Balance Sheets of USA Dealers Auction.com, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period April 5, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Dealers Auction.com, Inc. (A Development Stage Company) as of December 31, 2001, and the results of its operations and cash flows for the period April 5, 2000 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.


G. Brad Beckstead, CPA

                          USA DEALERS AUCTION.COM, INC.
                          (a Development Stage Company)
                                 Balance Sheets


                                                                  December     December
                                                                  31, 2001     31, 2000
                                                                 ----------   ----------
ASSETS

Current assets:
   Cash                                                          $  22,718    $  72,018
   Prepaid expenses                                                 42,500           --
                                                                 ----------   ----------
     Total current assets                                           65,218       72,018
                                                                 ----------   ----------

Fixed assets:
   Computer equipment, net                                          14,659       13,778
   Website development costs, net                                   12,606       10,550
                                                                 ----------   ----------
     Total fixed assets                                             27,265       24,328
                                                                 ----------   ----------

                                                                 $  92,483    $  96,346
                                                                 ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                              $   1,974    $      --
                                                                 ----------   ----------
     Total current liabilities                                       1,974           --
                                                                 ----------   ----------

Stockholders' equity:
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 5,736,660 and 5,046,600 shares issued
     and outstanding as of 12/31/01 and 12/31/00, respectively       5,737        5,047
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued or outstanding                        --           --
   Additional paid-in capital                                      260,728      173,418
   Subscriptions payable                                            15,000           --
   (Deficit) accumulated during development stage                 (190,956)     (82,119)
                                                                 ----------   ----------
                                                                    90,509       96,346
                                                                 ----------   ----------

                                                                 $  92,483    $  96,346
                                                                 ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                    USA DEALERS AUCTION.COM, INC.
                                    (a Development Stage Company)
                                      Statements of Operations

                                                             For the years ended       April 5, 2000
                                                         ---------------------------  (Inception) to
                                                           December      December 31,  December 31,
                                                             2001           2000           2001
                                                         ------------   ------------   ------------

Revenue                                                  $     4,345    $        99    $     4,444
                                                         ------------   ------------   ------------

Expenses:
   General and administrative expenses                        44,606         78,475        123,081
   General and administrative expenses - related party        62,045             --         62,045
   Depreciation and amortization                               6,531          3,743         10,274
                                                         ------------   ------------   ------------
    Total expenses                                           113,182         82,218        195,400
                                                         ------------   ------------   ------------

Net (loss)                                               $  (108,837)   $   (82,119)   $  (190,956)
                                                         ============   ============   ============

Weighted average number of
   common shares outstanding - basic and fully diluted     5,281,811      4,381,031
                                                         ============   ============

Net (loss) per share - basic and fully diluted           $     (0.02)   $     (0.02)
                                                         ============   ============

             The accompanying notes are an integral part of these financial statements.

                                                 F-13

                                         USA DEALERS AUCTION.COM, INC.
                                         (a Development Stage Company)
                                 Statements of Changes in Stockholders' Equity

                                                                                      (Deficit)
                                Common Stock                                         Accumulated
                         ----------------------------                  Additional       During           Total
                                                       Subscriptions     Paid-in      Development    Stockholders'
                            Shares         Amount         Payable        Capital        Stage           Equity
                         -------------  -------------  -------------  -------------  -------------   -------------

April 2000
   Issued for cash          3,820,000   $      3,820   $         --   $     51,985   $         --    $     55,805

May 2000
   Issued for cash            480,000            480             --         47,520                         48,000

November 2000
   Issued for cash            746,660            747             --         73,913                         74,660

Net (loss)
   April 5, 2000
   (inception) to
   December 31, 2000                                                                      (82,119)        (82,119)
                         -------------  -------------  -------------  -------------  -------------   -------------

Balance, 12/31/00           5,046,660   $      5,047   $         --   $    173,418   $    (82,119)   $     96,346
                         -------------  -------------  -------------  -------------  -------------   -------------

July 2001
   Issued for services        300,000            300             --         44,700                         45,000

August 2001
   Issued for services        200,000            200             --         29,800                         30,000

November 2001
   Issued for services         70,000             70             --          6,930                          7,000

November 2001
   Received cash                   --             --         15,000             --                         15,000

December 2001
   Issued for services        120,000            120             --          5,880                          6,000

Net (loss)
   January 1, 2001 to
   December 31, 2001                                                                     (108,837)       (108,837)

                         -------------  -------------  -------------  -------------  -------------   -------------
Balance, 12/31/2001         5,736,660   $      5,737   $     15,000   $    260,728   $   (190,956)   $     90,509
                         =============  =============  =============  =============  =============   =============

                  The accompanying notes are an integral part of these financial statements.


                                                       F-14

                                    USA DEALERS AUCTION.COM, INC.
                                    (a Development Stage Company)
                                      Statements of Cash Flows

                                                                             April 5,
                                                                               2000
                                                    For the years ended     (Inception)
                                                  -----------------------       to
                                                  December 31, December 31, December 31,
                                                     2001         2000         2001
                                                  ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                        $(108,837)   $ (82,119)   $(190,956)
   Stock issued for services                         88,000           --       88,000
   Depreciation and amortization expense              6,531        3,743       10,274
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
   (Increase) in prepaid expenses                   (42,500)          --      (42,500)
   Increase in accounts payable                       1,974           --        1,974
                                                  ----------   ----------   ----------
Net cash (used) by operating activities             (54,832)     (78,376)    (133,208)
                                                  ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                          (4,488)     (15,897)     (20,385)
   Web site development                              (4,980)     (12,174)     (17,154)
                                                  ----------   ----------   ----------
Net cash (used) by investing activities              (9,468)     (28,071)     (37,539)
                                                  ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuances of common stock                             --      178,465      178,465
   Increase in subscriptions payable                 15,000           --       15,000
                                                  ----------   ----------   ----------
Net cash provided by financing activities            15,000      178,465      193,465
                                                  ----------   ----------   ----------

Net increase (decrease) in cash                     (49,300)      72,018       22,718
Cash - beginning                                     72,018           --           --
                                                  ----------   ----------   ----------
Cash - ending                                     $  22,718    $  72,018    $  22,718
                                                  ==========   ==========   ==========

Supplemental disclosures:
   Interest paid                                  $      --    $      --    $      --
                                                  ==========   ==========   ==========
   Income taxes paid                              $      --    $      --    $      --
                                                  ==========   ==========   ==========

Non-cash transactions:
   Stock issued for services provided             $  88,000    $      --    $  88,000
                                                  ==========   ==========   ==========
   Number of shares issued for services             690,000           --      690,000
                                                  ==========   ==========   ==========

             The accompanying notes are an integral part of these financial statements.

                                                 F-15

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

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.

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

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the periods ended December 31, 2001.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                          USA Dealers Auction.com, Inc.
                          (A Development Stage Company)
                                      NOTES

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Stock-Based Compensation:
-------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year-end
--------
The Company has selected December 31 as its year-end.

NOTE 3 - FIXED ASSETS

The Company acquired computer equipment in the amount of $4,488 in the year ended December 31, 2001. The Company recorded depreciation expense in the amount of $3,607 during the year ended December 31, 2001.

                          USA Dealers Auction.com, Inc.
                          (A Development Stage Company)
                                      NOTES

NOTE 4 - WEBSITE DEVELOPMENT

The Company spent $4,980 to further develop their websites during the year ended December 31, 2001. The Company recorded amortization expense in the amount of $2,924 during the year ended December 31, 2001.

NOTE 5 - ADVERTISING

The Company expenses advertising costs are they are incurred. For the year ended December 31, 2001, advertising expenses totaled $3,180.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                U.S federal statutory rate          (34.0%)

                Valuation reserve                    34.0%
                                                    -------

                Total                                   -%
                                                    =======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $190,956 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

NOTE 7 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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

                          USA Dealers Auction.com, Inc.
                          (A Development Stage Company)
                                      NOTES

On May 12, 2000, the Company issued 60,000 shares of its $0.001 par value common stock in exchange for cash of $6,000. Of the total received, $5,940 represents additional paid-in capital.

During November 2000, the Company issued 746,660 shares of its $0.001 par value common stock in exchange for cash of $74,660 pursuant to a Rule 504 of the SEC Act of 1933 offering. Of the total received, $73,913 represents additional paid-in capital.

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

On November 1, 2001, the Company issued 35,000 shares of its $0.001 par value common stock in exchange for corporate securities consulting services rendered with an individual. The consulting services are valued at $3,500.

On November 1, 2001, the Company issued 35,000 shares of its $0.001 par value common stock in exchange for corporate securities consulting services rendered with an individual. The consulting services are valued at $3,500.

On December 4, 2001, the Company issued 50,000 shares of its $0.001 par value common stock to a member of the board of directors in exchange for services rendered with an individual. The consulting services are valued at $2,500.

On December 4, 2001, the Company issued 30,000 shares of its $0.001 par value common stock to a member of the board of directors in exchange for services rendered with an individual. The consulting services are valued at $1,500.

On December 4, 2001, the Company issued 40,000 shares of its $0.001 par value common stock to a member of the board of directors who is also the daughter of the president of the Company in exchange for services rendered with an individual. The consulting services are valued at $2,000.

There have been no other issuances of common stock or preferred stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company utilizes certain office and operating equipment which is provided by a company that is owned by the Company's president. The Company is not charged for the use of the equipment and no value has been recorded for the use of the equipment as the value is deemed to be immaterial with respect to these financial statements.

During July 2001, the Company issued 300,000 shares of its $0.001 par value common stock to a shareholder in exchange for a one-year consulting agreement.

During August 2001, the Company issued a total of 200,000 shares of its $0.001 par value common stock to two shareholders in exchange for one-year consulting agreements with each individual.

                          USA Dealers Auction.com, Inc.
                          (A Development Stage Company)
                                      NOTES

During November 2001, the Company received $15,000 in cash from Ashford Capital, LLC as a deposit for a stock purchase agreement that was finalized on January 7, 2002.

During December 2001, the Company issued a total of 120,000 shares of its $0.001 par value common stock to three members of the board of directors in exchange services rendered. One of the members of the board of directors is the daughter of the president of the Company; she received a total of 40,000 shares of the Company's $0.001 par value common stock.

During the period ended December 31, 2001, the Company paid $6,545 in consulting and legal fees to various companies owned by minority shareholders.

During the period ended December 31, 2001, the Company paid $10,000 in consulting fees to an officer, director and shareholder of the Company.

NOTE 9 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 - COMMITMENTS

On November 6, 2001, the Company executed a Letter of Intent (LOI) with Brands Shopping Network (Brands), a Nevada corporation, to consummate a reverse merger with the Company. The Company will issue 12,000,000 shares of its $0.001 par value common stock to Brands in exchange for all outstanding shares of Brands and the Company will assume 100% ownership of Brands. As part of the LOI, Brands will sign a two year consulting contract with BET Capital Corporation or its assignee for services valued at $10,000 per month, to be paid in registered shares via Form S-8. Also, 1,000,000 warrants will be issued to BET Capital Corporation or its assignee at a 50% discount to market. In addition, the Company will be responsible for the registration of all the shares issued to Ashford Capital, LLC. The Company will pay $5,000 in consulting fees to an individual who is a shareholder of the Company and $15,000 to an officer, director and shareholder of the Company for consulting services. All of the assets of the Company, both tangible and intangible, will be transferred to an officer, director and shareholder of the Company for $1. On November 27, 2001, the Company executed a merger agreement with Brands Shopping Network (Brands).

NOTE 11 - SUBSEQUENT EVENTS

On January 3, 2002, the Company issued 50,000 shares of its $0.001 par value common stock to the Company's legal counsel in exchange for legal services rendered in the amount of $1,750.

On January 7, 2002, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. As part of the agreement, Ashford purchased a total of 10,000,000 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company will receive $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum for six months with the entire principal and accrued interest due on April 14, 2002. As of December 31, 2001, the Company received $15,000 in cash and will receive the remainder upon the receipt of the shares and approval by shareholders.

On January 10, 2002, the Company executed a consulting agreement with Tamasebi, Inc., a company wholly owned by an officer, director and shareholder of the Company. Tamasebi, Inc. is to provide consulting services for the Company for a period of 1 year from the date of execution of the agreement and Tamasebi, Inc. is to receive $37,500. Of the total amount, $27,500 was paid on January 15, 2002 and the remaining balance of $10,000 is to be paid by April 15, 2002.

On January 21, 2002, the Company executed an asset purchase agreement with USA Public Auction, Inc. (UPA), a company wholly owned by an officer, director and

                          USA Dealers Auction.com, Inc.
                          (A Development Stage Company)
                                      NOTES

shareholder of the Company. UPA purchased all of the fixed assets, cash in all accounts and all accounts and notes receivable of the Company for $1. On January 24, 2002, the Company received $1 from UPA for the items mentioned above.

On February 18, 2002, the Company effectuated a 1:8 reverse stock split for all shareholders as of that date.

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Unaudited Pro Forma Financial Information reflects financial information, which gives effect to the acquisition of all of the 21,242,264 outstanding common shares of Brands Shopping Network, Inc. ("BSNI") (a California Corporation) in exchange for 1,973,325 shares of common stock of USA Dealers Auction.com, Inc. ("UDLA") (a Nevada Corporation).

The Pro Forma Statements included herein reflect the use of the purchase method of accounting for the above transaction. The acquisition of BSNI, which closed on January 22, 2002 was accounted for as a reverse acquisition as the former stockholders of BSNI controlled the voting common shares of the Company immediately after the acquisition. Such financial information has been prepared from, and should be read in conjunction with, the historical unaudited financial statements of BSNI and UDLA included in this memorandum.

The Pro Forma Balance Sheet gives effect to the transaction as if it had occurred on December 31, 2001. The Pro Forma Statement of Operations gives effect to the transaction as if it had occurred at the beginning of the earliest period presented, combining the results of UDLA for the year ended December 31, 2001 and BSNI for the ten months ended December 31, 2001.

                                    BRANDS SHOPPING NETWORK, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  UNAUDITED PRO FORMA BALANCE SHEET
                                          DECEMBER 31,2001

                                                   Brands Shopping  USA Dealers
                                                    Network, Inc.  Auction.com,
                                                    (California    Inc. (Nevada                   Pro-forma
                                                      Corp.)          Corp.)       Adjustments     balance
                                                    ------------   ------------   ------------   ------------
ASSETS

Current assets:
   Cash & equivalents                               $        --    $    22,718    $   (22,718) 1 $        --
   Prepaid expenses                                          --         42,500        (42,500) 1          --
                                                    ------------   ------------   ------------   ------------
     Total current assets                                    --         65,218        (65,218)            --
                                                    ------------   ------------   ------------   ------------

Fixed assets, net                                     1,272,469         27,265        (27,265) 1   1,272,469
                                                    ------------   ------------   ------------   ------------
                                                    $ 1,272,469    $    92,483    $   (92,483)   $ 1,272,469
                                                    ============   ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks issued in excess of cash available        $    13,464    $        --    $        --    $    13,464
   Accounts payable                                      98,927          1,974         (1,974) 1      98,927
   Interest payable to shareholder                        2,542             --             --          2,542
   Shareholder loans                                    106,141             --             --        106,141
                                                    ------------   ------------   ------------   ------------
     Total current liabilities                          221,074          1,974         (1,974)       221,074
                                                    ------------   ------------   ------------   ------------

Stockholders' equity:

   Preferred stock, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued and outstanding                                  --             --             --             --
   Common stock, $0.001 par value,
     25,000,000 shares authorized,
     23,215,589 shares issued and
     outstanding as of 12/31/01                          21,242          5,737         (5,737) 2      23,215
                                                                                        1,973  2
   Additional paid-in capital                         1,428,355        260,728       (260,728) 2   1,426,382
                                                                                       (1,973) 2
   Subscriptions (receivable) or payable                (14,456)        15,000        (15,000) 2     (14,456)
   (Deficit) accumulated during development stage      (383,746)      (190,956)       190,956  2    (383,746)
                                                    ------------   ------------   ------------   ------------
                                                      1,051,395         90,509        (90,509)     1,051,395
                                                    ------------   ------------   ------------   ------------

                                                    $ 1,272,469    $    92,483    $   (92,483)   $ 1,272,469
                                                    ============   ============   ============   ============

             The accompanying notes are an integral part of these financial statements.

                                                 F-23

                                    BRANDS SHOPPING NETWORK, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                                FOR THE YEAR ENDED DECEMBER 31, 2001


                                                      Brands Shopping  USA Dealers
                                                       Network, Inc.   Auction.com,
                                                       (California     Inc. (Nevada                     Pro-forma
                                                           Corp.)         Corp.)        Adjustments      balance
                                                       -------------   -------------   -------------  -------------

Revenue                                                $         --    $      4,345    $         --   $      4,345
                                                       -------------   -------------   -------------  -------------

Expenses:
   General & administrative expenses                         59,997          44,606              --        104,603
   General & administrative expenses - related party             --          62,045              --         62,045
   Consulting fees - related party                          173,190              --                        173,190
   Sales and marketing                                       83,625              --                         83,625
   Depreciation                                              64,392           6,531              --         70,923
                                                       -------------   -------------   -------------  -------------
    Total expenses                                          381,204         113,182              --        494,386
                                                       -------------   -------------   -------------  -------------

Other (expense):
   Interest                                                  (2,542)             --              --         (2,542)
                                                       -------------   -------------   -------------  -------------

Net (loss) for the year                                $   (383,746)   $   (108,837)   $         --   $   (487,499)
                                                       =============   =============   =============  =============

Weighted average number of
   common shares outstanding                             21,242,264       5,281,811              --     23,215,589
                                                       =============   =============   =============  =============

Net (loss) per share - basic and diluted               $      (0.02)   $      (0.02)   $         --   $      (0.02)
                                                       =============   =============   =============  =============

             The accompanying notes are an integral part of these financial statements.

                                                F-24

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 1

To reflect the distribution of assets and liabilities out of USA Dealers Auction.com, Inc. ("UDLA") pursuant to the plan of reverse acquisition consummated with Brands Shopping Network, Inc. ("BSNI").

NOTE 2

To reflect the recapitalization of BSNI with the book value of net assets of UDLA at the acquisition date. Because the acquisition was accounted for as a reverse acquisition, there was neither goodwill recognized nor any adjustments to the book value of the net assets of BSNI that would affect the pro forma statement of operations.