Form 10QSB
period 2002-03-31
BRANDS SHOPPING NETWORK INC
filed 2002-05-20
CIK 1137031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                                   For the quarterly period ended March 31, 2002
                                                                  --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

                                            Commission file no:        000-32473
                                                                   -------------


                          BRANDS SHOPPING NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         91-2037688
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization


            5815 North Black Canyon Hwy, Suite 100, Phoenix, AZ 85015
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 589-8150
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,376,421 shares of common stock, $0.001 par value, as of May 14, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                          Brands Shopping Network, Inc.
                                Table of Contents



                         PART I - Financial Information

ITEM                                                                        PAGE
----                                                                        ----

1.  Financial Statements                                                       3

2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                    13



                           PART II - Other Information

ITEM                                                                        PAGE
----                                                                        ----

1.  Legal Proceedings                                                         13

2.  Changes in Securities and Use of Proceeds                                 13

3.  Defaults Upon Senior Securities                                           14

4.  Submission of Matters to a Vote of Security Holders                       14

5.  Other Information                                                         14

6.  Exhibits and Reports on Form 8-K                                          14

G. BRAD BECKSTEAD
-----------------
CERTIFIED PUBLIC ACCOUNTANT
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (Fax)


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Brands Shopping Network, Inc.
Las Vegas, NV

I have reviewed the accompanying consolidated balance sheet of Brands Shopping Network, Inc. (a Nevada corporation) as of March 31, 2002 and the related consolidated statements of operations for the period January 31, 2002 (Inception) to March 31, 2002, and consolidated statements of cash flows for the period January 31, 2002 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Brands Shopping Network, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 11, 2002, I expressed an unqualified opinion on those financial statements.



May 16, 2002

G. BRAD BECKSTEAD
-----------------
CERTIFIED PUBLIC ACCOUNTANT
                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (Fax)





May 16, 2002


To Whom It May Concern:

I have issued my report dated May 16, 2002, accompanying the consolidated financial statements of Brands Shopping Network, Inc. on Form 10-QSB for the period of January 31, 2002 (inception date) through March 31, 2002. I hereby consent to the incorporation by reference of said report on the Quarterly Report of Brands Shopping Network, Inc. on Form 10-QSB.

Signed,



G. Brad Beckstead, CPA

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                      AS OF
                                 MARCH 31, 2002

                                       AND

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       AND
                                   CASH FLOWS
                                 FOR THE PERIOD
                 JANUARY 31, 2002 (INCEPTION) TO MARCH 31, 2002

                                TABLE OF CONTENTS
                                -----------------





                                                                            Page
                                                                            ----

Independent Accountant's Review Report                                       7

Consolidated Balance Sheets                                                  8

Consolidated Statements of Operations                                        9

Consolidated Statements of Cash Flows                                        10

Footnotes                                                                    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BRANDS SHOPPING NETWORK, INC.
                           Consolidated Balance Sheets


                                                                     (unaudited)
                                                                      March 31,
                                                                        2002
                                                                    ------------
ASSETS

Current assets:
    Cash                                                            $     1,590
    Accounts receivable                                                     596
                                                                    ------------
      Total current assets                                                2,186
                                                                    ------------

Fixed assets, net                                                     1,204,403
                                                                    ------------
                                                                    $ 1,206,589
                                                                    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                                $   250,529
    Interest payable to shareholder                                       9,122
    Shareholder loans                                                   376,541
                                                                    ------------
      Total current liabilities                                         636,192
                                                                    ------------

Stockholder's equity:

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                            -
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 23,445,608 shares issued and outstanding               23,446
    Additional paid-in capital                                          883,606
    Subscriptions receivable                                             (3,257)
    Retained (Deficit)                                                 (333,398)
                                                                    ------------
                                                                        570,397
                                                                    ------------

                                                                    $ 1,206,589
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                      Consolidated Statements of Operations


                                                               January 31, 2002
                                                                (Inception) to
                                                                 March 31, 2002
                                                               -----------------
Revenue                                                        $        202
                                                               -------------
     Total revenue

Expenses:
   Consulting fees - related party                                  153,480
   Sales and marketing                                               32,817
   Depreciation                                                      47,137
   General and administrative                                        96,167
                                                               -------------
     Total expenses                                                 329,600
                                                               -------------

Other (expense):
   Interest expense                                                  (4,000)
                                                               -------------

Net (loss)                                                     $   (333,398)
                                                               =============

Weighted average number of
   common shares outstanding - basic and fully diluted           23,445,608
                                                               =============

Net (loss) per share - basic & fully diluted                   $      (0.01)
                                                               =============


   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                      Consolidated Statements of Cash Flows


                                                               January 31, 2002
                                                                (Inception) to
                                                                March 31, 2002
                                                              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $       (333,398)
Depreciation                                                            47,137
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) in accounts receivable                                   (202)
      Increase in accounts payable                                      94,489
                                                              -----------------
Net cash (used) by operating activities                               (191,974)
                                                              -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                 -
                                                              -----------------
Net cash (used) by investing activities                                      -
                                                              -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Shareholder loans                                                  175,000
    Interest payable to shareholder                                      4,000
    Common stock                                                             -
    Subscriptions receivable                                             1,038
                                                              -----------------
Net cash provided by financing activities                              180,038
                                                              -----------------

Net increase (decrease) in cash                                        (11,936)
Cash - beginning                                                        13,526
                                                              -----------------
Cash - ending                                                 $          1,590
                                                              =================

Supplemental disclosures:
    Interest paid                                             $              -
                                                              =================
    Income taxes paid                                         $              -
                                                              =================


   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is computed using the straight line method. Estimated service lives of fixed assets are 5 years.

The Company acquired fixed assets totaling $1,251,540 and recorded depreciation expense of $47,137 as of March 31, 2002.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                                $ 201,541
                                                                 =========

Note payable to Century Partners, Inc.,
interest at 10%, principal and interest due on
July 1, 2002                                                     $ 227,500
                                                                 =========

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

NOTE 4 - STOCKHOLDER'S EQUITY

On January 31, 2002, the Company issued 21,472,283 shares of its $0.001 par value common stock to the shareholders of Brands Shopping Network ("BSN") in exchange for 100% of the outstanding common stock of BSN.

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed on January 31, 2002 (date of merger) is as follows:

                                                        Three months ended
                                                              March 31,
                                                        2002              2001
                                             ---------------------------------
         Revenue                             $           687     $           -
         Net income for the period           $      (376,762)    $      (6,678)
         Income per share                    $          0.00     $        0.00

The continuing company has retained December 31 as its fiscal year end.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was loaned $201,541 as of March 31, 2002 from Imagine Capital Partners, Inc., a shareholder. The note is due December 31, 2007, and bears interest at the rate of 10% per annum.

The Company was loaned $227,500 as of March 31, 2002 from Century Partners, Inc., a shareholder. The note is due July 1, 2002, and bears interest at the rate of 10% per annum.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - REVERSE ACQUISITIONS AGREEMENT WITH BRANDS SHOPPING NETWORK (BSN)

On January 31, 2002, the Company effected a Merger and Reorganization Agreement (the "Agreement") with USA Dealers Auction.com, Inc. ("USA"), a State of Nevada publicly-traded company. Pursuant to the Agreement, USA acquired 100% of the outstanding capital stock of the Company. The Agreement provided that the Company merged with and into USA with USA as the surviving corporation. In the merger, each share of the Company's $0.001 par value stock is converted into one share of USA's $0.001 par value common stock. As a result of the merger, the Company's shareholders own a majority of USA's issued and outstanding shares.

NOTE 7 - COMMITMENTS

On February 20, 2002, the Company executed an investment banking agreement with Equity Securities (ES) for a period of one year. Pursuant to the terms of the agreement ES received a total of $22,500 upon execution of the agreement. On a quarterly basis, $3,500 will be due to ES for research expenses. Once the Company receives gross proceeds, from the private placement offering, over $1,000,000, ES will be due an additional $12,500. On monies raised in the private placement offering ES will receive a 10% commission and warrants equal to 3% of the amount of shares sold as a direct result of the efforts of ES. In addition, ES received 100,000 shares of the Company's $0.001 par value common stock valued at $250,000 and received 300,000 warrants exercisable over a period of three years at prices ranging from $1 - $2.50.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

NOTE 8 - WARRANTS

On February 20, 2002, the Company 300,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 100,000 warrants at $1 per share of common stock, 100,000 warrants at $2 per share of common stock, and 100,000 warrants at $2.50 per share of common stock exercisable over a period of three years.

On March 1, 2002, the Company issued 400,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $6 per share of common stock and substantially all warrants will expire on or before February 28, 2005.

During the three-month period ended March 31, 2002, no warrants have been exercised.

NOTE 9 - SUBSEQUENT EVENTS

On April 4, 2002, the Company issued a total of 605,000 options to several individuals to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is $2.20 per share of common stock. Immediately, 151,250 options were vested at and the balance of the options will vest on an equal monthly basis over a period of three years.

On April 10, 2002, the Company issued 400,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 200,000 warrants at $1.25 per share of common stock, and 200,000 warrants at $1.38 per share of common stock exercisable over a period of three years.

On April 11, 2002 the Company effectuated a 1:4 reverse stock split for all shareholders as of that date.

During April 2002, the Company executed consulting agreements with several individuals in exchange for a total of 360,000 shares of the Company's $0.001 par value common stock.

During May 2002, the Company executed consulting agreements with several individuals in exchange for a total of 55,000 shares of the Company's $0.001 par value common stock.

ITEM 2.  PLAN OF OPERATIONS

         Brands Shopping Network, Inc. is being positioned to provide branded consumer products from nationally recognized retailers through the television. Our Company intends to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace. We believe our proprietary technologies strongly position us for market success.

         We anticipate that over the next two years we will need approximately $20 million dollars to completely implement our business plan and approximately $5 million for working capital and general corporate purposes. We will increase our administrative resources to support the hiring of an estimated 30 additional employees that will enable us to expand our capacity. We intend to obtain the necessary funds to launch our complete business plan by selling shares of our common stock to investors and continuing to use our common stock to pay for consulting and professional services. In addition, we believe that transaction fees we receive for the products that are sold through our shopping channel, revenues from advertising sales, revenues from interactive transactions or debt financing, may fulfill our future cash requirements.

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

         During the fiscal quarter ended March 31, 2002, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 1, 2002, we issued 50,000 shares (12,500 post reverse split shares) of our $0.001 par value common stock in exchange for television production services performed by a corporation in the first quarter of 2002. The services were valued at $3,500.

On February 20, 2002, we issued a total of 100,000 shares (25,000 post reverse split shares) of our $0.001 par value common stock in exchange for a one-year financial consulting agreement with a corporation. In addition, on February 20, 2002 we issued 300,000 warrants to purchase shares of our common stock of which 100,000 have a strike price of $1.00 per share; 100,000 have a strike price of $2.00 per share; and 100,000 have a strike price of $2.50 per share (after adjusting for the 1-for-4 reverse split that went into effect on April 11, 2002, they now have 25,000 warrants with a strike price of $4.00 per share; 25,000 warrants with a strike price of $8.00 per share; and 25,000 warrants with a strike price of $10.00 per share). The services were valued at $249,900.

On March 1, 2002, we issued a total of 80,000 shares (20,000 post reverse split shares) of our $0.001 par value common stock in exchange for a one-year consulting agreement with a corporation. In addition, on March 1, 2002 we issued 400,000 warrants to purchase shares of our common stock at a strike price of $1.50 per share (after adjusting for the 1-for-4 reverse split that went into effect on April 11, 2002, they now have 100,000 warrants with a strike price of $6.00 per share). The services were valued at $132,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 7, 2002, we held a shareholder meeting to approve the following: (i) effectuate a one-for-eight reverse stock split of our Company's common stock; (ii) approve the issuance of 10,000,000 shares of our common stock pursuant to a stock purchase agreement entered into on November 13, 2001; and
(iii) approve the agreement of merger between our Company and Brands Shopping Network, Inc. All actions were approved by a majority of the shareholders at the meeting. A proxy statement was mailed to our shareholders on or about December 17, 2001.

         On March 8, 2002, a majority of the shareholders of our Company approved a one-for-four reverse stock split of our Company's common stock by written consent. An Information Statement was mailed to our shareholders on March 21, 2002.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         The Registrant filed a current report on Form 8-K with the Securities and Exchange Commission on February 1, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 20, 2002                              Brands Shopping Network, Inc.



                                                 By:  S/ Wendy Borow-Johnson
                                                    ----------------------------
                                                          Wendy Borow-Johnson
                                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ Patrick DeMicco           Chief Executive Officer             May 20, 2002
-------------------            Chairman of the Board
Patrick DeMicco

/s/ Wendy Borow-Johnson       President                           May 20, 2002
-----------------------
Wendy Borow-Johnson

/s/ Mark Noffke               Chief Financial Officer             May 20, 2002
---------------
Mark Noffke

/s/ Mark Doumani              Director                           May 20, 2002
----------------
Mark Doumani

/s/ Ian Valentine             Director                            May 20, 2002
-----------------
Ian Valentine