Form 10QSB
period 2002-06-30
BRANDS SHOPPING NETWORK INC
filed 2002-08-14
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark  One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2002

___  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

                   For the transition period from _______ to _______

                         Commission file no:     000-32473
                                               --------------


                          BRANDS SHOPPING NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Nevada                                   91-2037688
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer  Identification  No.)
incorporation or organization


                 13431 Beach Avenue, Marina Del Ray, CA  90292
                    (Address of principal executive offices)

                                 (310) 821-5200)
                           (Issuer's telephone number)

     5815 North Black Canyon Highway, Suite 100, Phoenix, Arizona 85015 (Former name, former address and former fiscal year, if changed since last report)

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

7,284,300  shares  of  common  stock,  $0.001  par value, as of August 12, 2002.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                          Brands Shopping Network, Inc.
                                Table of Contents



                         PART I - Financial Information

ITEM                                                                        PAGE

1.  Financial  Statements

2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation



                           PART II - Other Information

ITEM                                                                        PAGE

1.  Legal  Proceedings

2.  Changes  in  Securities  and  Use  of  Proceeds

3.  Defaults  Upon  Senior  Securities

4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

5.  Other  Information

6.  Exhibits  and  Reports  on  Form  8-K

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           BRANDS SHOPPING NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            (unaudited)
                                                               June 30,
                                                                 2002
                                                          ------------------
ASSETS
Current assets:
  Cash                                                    $              46
  Accounts receivable                                                   412
                                                          ------------------
    Total current assets                                                458
                                                          ------------------

Fixed assets, net                                                 1,136,337

                                                          $       1,136,795
                                                          ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                        $         440,954
  Accrued executive compensation                                     91,822
  Accrued payroll taxes payable                                       6,778
  Shareholder loans                                                 592,622
  Interest payable to shareholder                                    18,848
  Due to employees                                                      600
                                                          ------------------
    Total current liabilities                                     1,151,624
                                                          ------------------

Stockholders' (deficit):

  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                          -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 6,522,029 shares issued and outstanding               6,523
  Additional paid-in capital                                      3,895,735
  Subscriptions receivable                                           (3,257)
  Deferred compensation                                          (1,183,683)
  Retained (deficit)                                             (2,730,147)
                                                          ------------------
                                                                    (14,829)
                                                          ------------------

                                                          $       1,136,795
                                                          ==================


The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For the three months ended
                                                                           June 30,                           For the six
                                                        ------------------------------------------------      months ended
                                                                 2002                     2001                June 30, 2002
                                                        -----------------------  -----------------------  ---------------------
Revenue                                                                     6                       -   $                663
                                                        -----------------------  -----------------------  ---------------------

Expenses:
  Consulting fees - related party                                      781,967                   22,500              1,434,291
  General and administrative                                           314,696                    2,875                434,284
  Sales and marketing                                                   77,279                        -                135,096
  Depreciation                                                          68,066                    1,759                136,132
                                                        -----------------------  -----------------------  ---------------------
    Total expenses                                                   1,242,008                   27,134              2,139,803
                                                        -----------------------  -----------------------  ---------------------

Other (expense):
  Interest (expense)                                                    (9,726)                       -                (16,306)
                                                        -----------------------  -----------------------  ---------------------

Net (loss)                                              $           (1,251,728)  $              (27,134)  $         (2,155,446)
                                                        =======================  =======================  =====================
Weighted average number of
  common shares outstanding - basic and fully diluted                6,251,659                  157,708              5,151,462
                                                        =======================  =======================  =====================

Net (loss) per share - basic & fully diluted                          (0.20)                  (0.17)                  (0.42)
                                                        =======================  =======================  =====================

                                                            February 16, 2001       February 16, 2001
                                                             (Inception) to          (Inception) to
                                                             June 30, 2001            June 30, 2002
                                                        -----------------------  -----------------------
Revenue                                                                     -                       -
                                                        -----------------------  -----------------------

Expenses:
  Consulting fees - related party                                       22,500                1,607,481
  General and administrative                                            10,323                  494,281
  Sales and marketing                                                        -                  218,721
  Depreciation                                                           1,759                  200,525
                                                        -----------------------  -----------------------
    Total expenses                                                      34,582                2,521,008
                                                        -----------------------  -----------------------
Other (expense):
  Interest (expense)                                                         -                  (18,848)
                                                        -----------------------  -----------------------

Net (loss)                                              $              (34,582)  $           (2,539,856)
                                                        =======================  =======================
Weighted average number of
  common shares outstanding - basic and fully diluted                  157,708
                                                        =======================

Net (loss) per share - basic & fully diluted                          (0.22)
                                                        =======================

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the six               February 16, 2001          February 16, 2001
                                                       months ended               (Inception) to            (Inception) to
                                                       June 30, 2002              June 30, 2001              June 30, 2002
                                                 -------------------------  -------------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                       $             (2,155,446)  $                (34,582)  $             (2,539,856)
Shares issued for services                                        997,442                          -                    997,442
Shares issued for financing costs                                  78,813                          -                     78,813
Depreciation                                                      136,132                      1,759                    200,525
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    (Increase) in accounts receivable                                (412)                         -                       (412)
    Increase in accounts payable                                  342,026                     19,552                    441,617
    Increase in accrued executive compensation                     91,822                          -                     91,822
    Increase in accrued payroll taxes payable                       6,778                          -                      6,778
    Increase in due to employees                                      600                          -                        600
                                                 -------------------------  -------------------------  -------------------------
Net cash (used) by operating activities                          (502,245)                   (13,271)                  (722,671)
                                                 -------------------------  -------------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                              -                          -                          -
                                                 -------------------------  -------------------------  -------------------------
Net cash (used) by investing activities                                 -                          -                          -
                                                 -------------------------  -------------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Checks issued in excess of cash available                       (13,464)                         -                          -
  Shareholder loans                                               486,481                          -                    592,622
  Interest payable to shareholder                                  16,306                          -                     18,848
  Common stock                                                     12,572                     15,000                    110,851
  Subscriptions receivable                                              -                          -                          -
                                                 -------------------------  -------------------------  -------------------------
Net cash provided by financing activities                         501,895                     15,000                    722,321
                                                 -------------------------  -------------------------  -------------------------

Net increase (decrease) in cash                                      (350)                     1,729                       (350)
Cash - beginning                                                      396                          -                        396
                                                 -------------------------  -------------------------  -------------------------
Cash - ending                                                          46                      1,729                         46
                                                 =========================  =========================  =========================

Supplemental disclosures:
  Interest paid                                                        -                         -                         -
                                                 =========================  =========================  =========================
  Income taxes paid                                                    -                         -                         -
                                                 =========================  =========================  =========================

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

Results of operations for the interim periods are not indicative of annual results.

NOTE  2  -  FIXED  ASSETS

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method. Estimated service lives of fixed assets are 5 years.

The Company had fixed assets totaling $1,336,862 and recorded depreciation expense of $136,132 as of June 30, 2002.

NOTE  3  -  NOTES  PAYABLE

Notes  payable  is  comprised  of  the  following:


Note  payable  to  Imagine  Capital  Partners,  Inc.,
interest  at  10%,  principal  and  interest  due  on
December  31,  2007                                      $  201,541
                                                         ==========

Note  payable  to  Century  Partners,  Inc.,
interest  at  10%,  principal  and  interest  due  on
June  30,  2003                                          $  391,081
                                                         ==========

NOTE  4  -  STOCKHOLDER'S  EQUITY

All share and per share amounts have been retroactively restated to reflect the 8-for-1 reverse split and the 4-for-1 reverse split.

On January 3, 2002, the Company issued 1,563 shares of its $0.001 par value common stock to the Company's legal counsel in exchange for legal services rendered in the amount of $1,750.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

On January 7, 2002, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. As part of the agreement, Ashford purchased a total of 312,500 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company received $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum for six months with the entire principal and accrued interest due on April 14, 2002.

On January 21, 2002, the Company executed an asset purchase agreement with USA Public Auction, Inc. (UPA), a company wholly owned by an officer, director and shareholder of the Company. UPA purchased all of the fixed assets, cash in all accounts and all accounts and notes receivable of the Company for $1. The subscriptions receivable balance due from Ashford Capital was sold in this transaction and has cancelled the entire balance in subscriptions receivable.

On January 30, 2002, the Company effectuated a 1:8 reverse stock split for all shareholders as of that date.

On January 31, 2002, the Company issued 5,310,571 shares of its $0.001 par value common stock to the shareholders of Brands Shopping Network ("BSN") in exchange for 100% of the outstanding common stock of BSN. The continuing company has retained December 31 as its fiscal year end.

In February 2002, the Company issued a total of 37,500 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $279,125.

On March 1, 2002, the Company issued 20,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $132,000.

On April 11, 2002, the Company effectuated a 1:4 reverse stock split for all shareholders as of that date.

On April 19, 2002, the Company issued 210,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $252,000.

On April 26, 2002, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $171,528.

On April 29, 2002, the Company issued 50,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $77,500.

On May 7, 2002, the Company issued 35,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $36,750.

On May 10, 2002, the Company issued 20,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $77,000.

On June 10, 2002, the Company issued 185,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $26,722.

In June 2002, the Company issued 60,625 shares of its $0.001 par value common stock to Century Partners, Ltd. in exchange for an extension for the notes payable valued at $78,813.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company was loaned $201,541 as of June 30, 2002 from Imagine Capital Partners, Inc., a shareholder. The note is due December 31, 2007, and bears interest at the rate of 10% per annum.

The Company was loaned $391,081 as of June 30, 2002 from Century Partners, Inc., a shareholder. The notes are due June 30, 2003 and bear interest at the rate of 10% per annum.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE  6 - REVERSE ACQUISITION AGREEMENT WITH BRANDS SHOPPING NETWORK, INC. (BSN)

On November 27, 2001, the Company entered into an agreement with BSN whereby the Company acquired all of the issued and outstanding common stock of BSN in exchange for 5,310,571 voting shares of the Company's $0.001 par value common stock. The acquisition closed and the shares were exchanged on January 31, 2002. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the BSN controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of BSN. The common stock issued was recorded at $751,650, being the historical of the Company's assets on the acquisition date. As a result of the merger, the financial statements for all periods prior to the merger are those of BSN.

NOTE  7  -  COMMITMENTS

On February 20, 2002, the Company executed an investment banking agreement with Equity Securities (ES) for a period of one year. Pursuant to the terms of the agreement ES received a total of $22,500 upon execution of the agreement. On a quarterly basis, $3,500 will be due to ES for research expenses. Once the Company receives gross proceeds, from the private placement offering, over $1,000,000, ES will be due an additional $12,500. On monies raised in the private placement offering ES will receive a 10% commission and warrants equal to 3% of the amount of shares sold as a direct result of the efforts of ES. In addition, ES received 100,000 shares of the Company's $0.001 par value common stock valued at $250,000 and received 300,000 warrants exercisable over a period of three years at prices ranging from $1 - $2.50. After adjusting for the 1-for-4 reverse split that went into effect on April 11, 2002, these warrant holders now have a total of 75,000 warrants with exercise prices between $4.00 and $10.00.

NOTE  8  -  WARRANTS

On February 20, 2002, the Company issued 300,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 100,000 warrants at $1 per share of common stock, 100,000 warrants at $2 per share of common stock, and 100,000 warrants at $2.50 per share of common stock exercisable over a period of three years. After adjusting for the 1-for-4 reverse split that went into effect on April 11, 2002, these warrant holders now have a total of 75,000 warrants with exercise prices between $4.00 and $10.00.

On March 1, 2002, the Company issued 400,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $1.50 per share of common stock and substantially all warrants will expire on or before February 28, 2005. After adjusting for the 1-for-4 reverse split that went into effect on April 11, 2002, these warrant holders now have a total of 100,000 warrants with an exercise price of $6.00.

On April 13, 2002, the Company issued a total of 100,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 50,000 warrants at $5.00 per share of common stock and 50,000 warrants at $5.50 per share of common stock and all warrants will expire on or before April 12, 2005

On June 10, 2002, the Company issued 1,025,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 950,000 warrants at $1.30 per share of common stock, and 75,000 warrants at $2 per share of common stock exercisable over a period of five years.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

During the six-month period ended June 30, 2002, no warrants have been exercised.

NOTE  9  -  OPTIONS

On June 10, 2002, the Company issued a total of 500,000 options to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is 500,000 warrants at $1.30 per share of common stock exercisable over a period of 10 years, assuming the optionee remains in service with the Company.

During the six-month period ended June 30, 2002, no options have been exercised.

NOTE  10  -  SUBSEQUENT  EVENTS

On August 5, 2002, the Company converted $431,081 of its notes payable, $152,500 of its accounts payable plus accrued interest of $12,983 due to Century Partners, Ltd. to 596,564 shares of its $0.001 par value common stock.

On August 5, 2002, the Company converted $165,690 of its accounts payable due to Yarbols, Inc. to 165,690 shares of its $0.001 par value common stock.

ITEM  2.  PLAN  OF  OPERATIONS

     Brands Shopping Network, Inc. is being positioned to provide branded consumer products from nationally recognized retailers through the television. Our Company intends to capitalize on the convenience and impulse buying opportunities television affords by using our technology and model to offer branded goods and services to the millions of viewers in the marketplace. We believe our proprietary technologies strongly position us for market success.

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

     During the fiscal quarter ended June 30, 2002, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In April 2002, we issued 360,000 shares of our $0.001 par value common stock to eight separate individuals in consideration for the performance of professional services for the Company, pursuant to the terms of six-month agreements. The services were valued at an aggregate of $1,330,000.

On April 13, 2002, we issued warrants to purchase 100,000 shares of our common stock in exchange for a one-year consulting agreement with a corporation. The warrants have an exercise price of $5.00 per share for 50,000 shares and an exercise price of $5.50 per share for the remaining 50,000 shares. The services were valued at $5,000.

In May 2002, we issued 55,000 shares of our $0.001 par value common stock to four separate individuals in consideration for the performance of professional services for the Company, pursuant to the terms of six-month agreements. The services were valued at an aggregate of $199,500.

On June 10, 2002, we issued 185,000 shares of our $0.001 par value common stock in consideration for the performance of professional services for the Company, pursuant to a six-month agreement. The services were valued at $240,500.

On June 10, 2002, we issued 60,625 shares of our $0.001 par value common stock in consideration for the granting of extensions on the repayment of various notes from a lender. The consideration for the extensions was valued at

$78,812.50.

On June 10, 2002, we granted 500,000 options to purchase shares of our common stock to various employees of the Company. The options vest over a three-year period and are exercisable at $1.30 per share.

On June 10, 2002, we issued warrants to purchase 1,025,000 shares of our common stock to several employees, contractors and Advisory Board members of the Company. The warrants have an exercise price of $1.30 per share, expire in five years and vest over a one-year period.

The securities were issued pursuant to the exemption set forth in Section 4 (2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None


ITEM  5.  OTHER  INFORMATION

None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        27.1     Financial  Data  Schedule

(b)     Reports  on  Form  8-K

None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August  15,  2002           Brands  Shopping  Network, Inc.


                                   By: /s/ Wendy Borow-Johnson
                                       ---------------------------------
                                        Wendy  Borow-Johnson
                                        President  of  Television

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                          Date

/s/  W.  Thomas Oliver       Chief Executive Officer        August 14, 2002
--------------------         Chairman  of  the  Board
W.  Thomas  Oliver


/s/  Pat DeMicco              President of Retail           August 14, 2002
----------------              Director
Pat  DeMicco

/s/  Wendy  Borow-Johnson     President  of Television      August 14, 2002
-------------------------     Director
Wendy  Borow-Johnson

/s/  Mark  Noffke             Chief Financial Officer       August 14, 2002
-----------------
Mark  Noffke

/s/  Randolph  Read           Director                      August 14, 2002
-------------------
Randolph  Read

/s/ Ian Valentine             Director                      August 14, 2002
-----------------
Ian  Valentine

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Brands Shopping Network, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Oliver, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                   By:      /s/ Tom  Oliver
                                           -------------------------
                                   Name:   Tom  Oliver
                                           -------------------------
                                   Title:   Chief Executive Officer


     In connection with the Quarterly Report of Brands Shopping Network, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Noffke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                   By:       /s/ Mark  Noffke
                                             --------------------------
                                   Name:      Mark  Noffke
                                             --------------------------
                                   Title:     Chief  Financial  Officer