Form 10KSB/A
period 2001-12-31
BRANDS SHOPPING NETWORK INC
filed 2002-10-04
CIK 1137031

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
(Mark One)

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

Use  of  estimates
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash  and  cash  equivalents
----------------------------
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Fixed  assets
-------------
Fixed assets are carried at cost. Depreciation is computed using the straight-line or declining-balance methods at an annual rate sufficient to recover the cost of the assets within their estimated useful lives, as follows:

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

Revenue  recognition
--------------------
The Company anticipates generating advertising revenues and also anticipates receiving a revenue share from the products sold by the retailers participating in the network. Advertising revenues will be recognized when the advertisement is aired. Revenue share revenues will be recognized when the partner retailer ships the product to the end user. The Company is not required to refund the revenue share revenue in the event the end user returns the product.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

Fair  value  of  financial  instruments
---------------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment  of  long  lived  assets
-----------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Earnings  per  share
--------------------
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income  taxes
-------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Stock-Based  Compensation:
--------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

Recent  pronouncements
----------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

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

NOTE 2 - FIXED ASSETS

Fixed assets consists of the following:

               Computer equipment            $    77,487
               Furniture and fixtures              9,375
               Software                        1,250,000
                                             --------------
                                               1,336,862
               Less accumulated depreciation     (64,393)
                                             ---------------

                                             $ 1,272,469
                                             ===============

Depreciation  expense  totaled  $64,393  for  the  year ended December 31, 2001.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES


NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                 $ 108,683
                                                  ===========

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

       U.S federal statutory rate          (34.0%)
       Valuation reserve                    34.0%
                                            -----

       Total                                   -%
                                            ======

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

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


                                                By /s/  Wendy Borow-Johnson
                                                   -----------------------------
                                                   Wendy Borow Johnson
                                                   Chief Executive Officer
                                                   Date: October 3, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                               Date
-----------                     -----                               ----

/s/ W. Thomas Oliver          Chief Executive Officer           October 3, 2002
--------------------            Chairman of the Board
W. Thomas Oliver

/s/ Wendy Borow-Johnson       President                         October 3, 2002
------------------------
Wendy Borow-Johnson

/s/ Mark Noffke               Chief Financial Officer           October 3, 2002
----------------
Mark Noffke

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Amended Annual Report of Brands Shopping Network, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Oliver, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                   By:      /s/ Tom  Oliver
                                           -------------------------
                                   Name:   Tom  Oliver
                                           -------------------------
                                   Title:   Chief Executive Officer


     In connection with the Amended Annual Report of Brands Shopping Network, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Noffke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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