Form 10QSB/A
period 2002-03-31
BRANDS SHOPPING NETWORK INC
filed 2002-10-04
CIK 1137031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/ A

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
                                                                   -------------


                          BRANDS SHOPPING NETWORK, INC.
- -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         91-2037688
- -----------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization


            5815 North Black Canyon Hwy, Suite 100, Phoenix, AZ 85015
- -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 589-8150
- -----------------------------------------------------------------------------
                           (Issuer's telephone number)

- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          BRANDS SHOPPING NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)
                                                              March 31,

                                                                 2002
                                                          ------------------
ASSETS
Current assets:
  Cash                                                    $           1,590
  Accounts receivable                                                   596
                                                          ------------------
    Total current assets                                              2,186
                                                          ------------------

Fixed assets, net                                                 1,204,403

                                                          $       1,206,589
                                                          ==================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Checks issued in excess of cash available               $               -
  Accounts payable                                                  250,529
  Interest payable to shareholder                                     9,122
  Shareholder loans                                                 376,541
                                                          ------------------
    Total current liabilities                                       636,192
                                                          ------------------

Stockholder's equity:

  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                          -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 5,861,404 shares issued and outstanding               5,861
  Additional paid-in capital                                      1,735,268
  Subscriptions receivable                                           (3,257)
  Retained (Deficit)                                             (1,167,475)
                                                          ------------------
                                                                    570,397
                                                          ------------------

                                                          $       1,206,589
                                                          ==================

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three          February 16, 2001         February 16, 2001
                                                            months ended           (Inception) to           (Inception) to
                                                           March 31, 2002          March 31, 2001           March 31, 2002
                                                        ---------------------  -----------------------  -----------------------


Revenue                                                 $                657   $                    -   $                    -
                                                        ---------------------  -----------------------  -----------------------
Expenses:
  Consulting fees - related party                                    652,324                        -                  825,514
  General and administrative                                         126,168                    7,448                  186,165
  Sales and marketing                                                 57,817                        -                  141,442
  Depreciation                                                        68,066                        -                  132,459
                                                        ---------------------  -----------------------  -----------------------
    Total expenses                                                   904,375                    7,448                1,285,580
                                                        ---------------------  -----------------------  -----------------------

Other (expense):
  Interest expense                                                         -                        -                   (2,542)
                                                        ---------------------  -----------------------  -----------------------

Net (loss)                                              $           (903,718)  $               (7,448)  $           (1,288,122)
                                                        =====================  =======================  =======================

Weighted average number of
  common shares outstanding - basic and fully diluted              4,039,041                  157,708
                                                        =====================  =======================

Net (loss) per share - basic & fully diluted                          (0.22)                (0.05)
                                                        =====================  =======================


The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                  Deficit
                                                                                 Accumulated
                                   Common Stock     Additional  Subscriptions      During       Total
                                                      Paid-in       Payable     Development  Stockholders'
                               Shares      Amount     Capital    (Receivable)      Stage       Equity
                             ----------  ----------  ----------  -------------  ------------  --------
December 2001
  Beginning balance            179,271   $   5,737   $  260,728  $     15,000   $         -   $281,465

January 2002
  Issued for services            1,563          50        1,700                                  1,750

January 2002
  Issued for cash and
  note receivable              312,500      10,000       33,125       (33,125)                  10,000

January 2002
  Cancellation of
  subscriptions receivable           -           -            -        18,125                   18,125

January 2002
  Reclassification of
  paid-in capital                    -     (13,813)      13,813                                      -

January 2002
  Issued for merger          5,310,571      21,242      997,422        (3,257)     (263,757)   751,650

February 2002
  Issued for services           37,500         150      278,975                                279,125

March 2002
  Issued for services           20,000          80      131,920                                132,000

April 2002
  Reclassification of
  paid-in capital                    -     (17,585)      17,585                                      -

Net (loss)
  For the period ended
  March 31, 2002                                                                   (903,718)  (903,718)
                             ----------  ----------  ----------  -------------  ------------  --------

Balance, March 31, 2002      5,861,404   $   5,861   $1,735,268  $     (3,257)  $(1,167,475)  $570,397
                             ==========  ==========  ==========  =============  ============  ========

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   For the three            February 16, 2001           February 16, 2001
                                                   months ended               (Inception) to             (Inception) to
                                                   March 31, 2002             March 31, 2001             March 31, 2002
                                              -------------------------  -------------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                    $               (903,718)  $                 (7,448)  $             (1,288,122)
Shares issued for services                                     411,125                    411,125
Depreciation                                                    68,066                          -                    132,459
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    (Increase) in accounts receivable                             (596)                         -                       (596)
    Increase in accounts payable                               151,602                      7,448                    251,187
                                              -------------------------  -------------------------  -------------------------
Net cash (used) by operating activities                       (273,521)                         -                   (493,947)
                                              -------------------------  -------------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                           -                          -                          -
                                              -------------------------  -------------------------  -------------------------
Net cash (used) by investing activities                              -                          -                          -
                                              -------------------------  -------------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Checks issued in excess of cash available                    (13,464)                         -                          -
  Shareholder loans                                            270,400                          -                    376,541
  Interest payable to shareholder                                6,580                          -                      9,122
  Common stock                                                  11,199                          -                    109,478
  Cash transferred at merger                                       396                          -                        396
                                              -------------------------  -------------------------  -------------------------
Net cash provided by financing activities                      275,111                          -                    495,537
                                              -------------------------  -------------------------  -------------------------

Net increase in cash                                             1,590                          -                      1,590
Cash - beginning                                                     -                          -                          -
                                              -------------------------  -------------------------  -------------------------
Cash - ending                                                1,590                            -                  1,590
                                              =========================  =========================  =========================

Supplemental disclosures:
  Interest paid                                                     -                         -                         -
                                              =========================  =========================  =========================
  Income taxes paid                                                 -                         -                         -
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

The Company had fixed assets totaling $1,336,862 and recorded depreciation expense of $68,066 as of March 31, 2002.

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
                                                    =========

NOTE 4 - STOCKHOLDER'S EQUITY

All share and per share amounts have been retroactively restated to reflect the 1-for-8 reverse split and the 1-for-4 reverse split.

As of December 31, 2001, the beginning balance of the total number of issued and outstanding shares of common stock was 5,736,660. Due to the reverse splits of 1-for-8 and 1-for-4, the number of shares has been retroactively restated to 179,271.

On January 3, 2002, the Company issued 50,000 shares of its $0.001 par value common stock to the Company's legal counsel in exchange for legal services rendered in the amount of $1,750. Due to the reverse splits of 1-for-8 and 1-for-4, the number of shares has been retroactively restated to 1,563.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

On January 7, 2002, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. As part of the agreement, Ashford purchased a total of 10,000,000 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company received $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum for six months with the entire principal and accrued interest due on April 14, 2002. Due to the reverse splits of 1-for-8 and 1-for-4, the number of shares has been retroactively restated to 312,500.

On January 21, 2002, the Company executed an asset purchase agreement with USA Public Auction, Inc. (UPA), a company wholly owned by an officer, director and shareholder of the Company. UPA purchased all of the fixed assets, cash in all accounts and all accounts and notes receivable of the Company for $1. The subscriptions receivable balance due from Ashford Capital was sold in this transaction and has cancelled the entire balance of $18,125 in subscriptions receivable.

On January 31, 2002, the Company effectuated a 1:8 reverse stock split for all shareholders as of that date.

On January 31, 2002, the Company issued 21,242,283 shares of its $0.001 par value common stock to the shareholders of Brands Shopping Network ("BSN") in exchange for 100% of the outstanding common stock of BSN. Due to the reverse split of 1-for-4, the number of shares has been retroactively restated to 5,310,571.

Unaudited Pro-forma revenue, net income and income per share assuming the transaction had been completed on January 31, 2002 (date of merger) is as follows:

                                         Three  months  ended
                                               March 31,
                                           2002        2001
                                   ---------------------------------
     Revenue                       $     657        $        -
     Net (loss) for the period     $     (903,718)  $   (7,448)
     Net (loss) per share          $     5.73       $     0.00

The  continuing  company  has  retained  December  31  as  its  fiscal year end.

In February 2002, the Company issued a total of 150,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $279,125. Due to the reverse split of 1-for-4, the number of shares has been retroactively restated to 37,500.

On March 1, 2002, the Company issued 80,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $132,000. Due to the reverse split of 1-for-4, the number of shares has been retroactively restated to 20,000.

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

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

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

On April 4, 2002, the Company issued a total of 605,000 options to several individuals to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is $2.20 per share of common stock. Immediately, 151,250 options were vested at and the balance of the warrants will vest on an equal monthly basis over a period of three years.

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


Date:  October 3, 2002                          Brands Shopping Network, Inc.



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