Form 10QSB
period 2002-09-30
BRANDS SHOPPING NETWORK INC
filed 2002-11-18
CIK 1137031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ---- OF 1934

                               For the quarterly period ended SEPTEMBER 30, 2002
                                                              ------------------

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

                                            Commission file no:        000-32473
                                                        ------------------------


                          BRANDS SHOPPING NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                      91-2037688
(State or other  jurisdiction               (IRS Employer Identification No.)
of incorporation or organization


                  13431 BEACH AVENUE, MARINA DEL RAY, CA 90292
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310-821-5200)
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,284,300 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF NOVEMBER 15, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                          Brands Shopping Network, Inc.
                                Table of Contents



                         PART I - Financial Information
ITEM                                                                                                      PAGE

1.  Financial Statements

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations



                           PART II - Other Information

ITEM                                                                                                      PAGE

1.  Legal Proceedings

2.  Changes in Securities and Use of Proceeds

3.  Defaults Upon Senior Securities

4.  Submission of Matters to a Vote of Security Holders

5.  Other Information

6.  Exhibits and Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets


                                                                             (unaudited)
                                                                            September 30,
                                                                                2002
                                                                       ---------------------
ASSETS

Current assets:
    Cash                                                                $                  -
    Accounts receivable                                                                  412
                                                                        ---------------------
      Total current assets                                                               412
                                                                        ---------------------

Fixed assets, net                                                                  1,068,343

                                                                        ---------------------
                                                                        $          1,068,755
                                                                        =====================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Checks issued in excess of cash                                     $              4,256
    Accounts payable                                                                 356,182
    Accrued executive compensation                                                   401,907
    Shareholder loans                                                                223,041
    Interest payable to shareholder                                                   11,136
    Due to employees                                                                     600
                                                                        ---------------------
      Total current liabilities                                                      997,122
                                                                        ---------------------

Stockholders' (deficit):

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                         -
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 7,284,300 shares issued and outstanding                              7,286
    Additional paid-in capital                                                     4,657,227
    Subscriptions receivable                                                          (3,257)
    Deferred compensation                                                           (279,016)
    Retained (deficit)                                                            (4,310,607)
                                                                        ---------------------
                                                                                      71,633
                                                                        ---------------------

                                                                        $          1,068,755
                                                                        =====================

                         BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                              For the three months ended
                                                    September 30,             For the nine     February 16, 2001   February 16, 2001
                                            ----------------------------      months ended      (Inception) to      (Inception) to
                                                 2002           2001       September 30, 2002  September 30, 2001 September 30, 2002
                                            ------------   -------------  -------------------  -----------------   -----------------
Revenue                                     $        96    $          -   $             759   $              -    $              -
                                            ------------   -------------  ------------------  -----------------   -----------------

Expenses:
   Consulting fees - related party              987,167          72,150           2,421,458             94,650           2,594,648
   Salaries and wages - related party           278,385               -             278,385                  -             278,385
   General and administrative                   226,399          17,768             660,683             28,091             720,680
   Sales and marketing                           15,341               -             150,437                  -             234,062
   Depreciation                                  67,994           5,276             204,126              7,035             268,519
                                            ------------   -------------  ------------------  -----------------   -----------------
    Total expenses                            1,575,286          95,194           3,715,089            129,776           4,096,294
                                            ------------   -------------  ------------------  -----------------   -----------------

Other (expense):
   Interest (expense)                            (5,270)              -             (11,850)                 -             (14,392)
                                            ------------   -------------  ------------------  -----------------   -----------------

Net (loss)                                  $ (1,580,460)  $    (95,194)  $      (3,726,180)  $       (129,776)   $     (4,110,686)
                                            ============   =============  ==================  =================   =================

Weighted average number ofcommon shares
    outstanding - basic and fully
    diluted                                    7,239,919         157,708           5,855,264            157,708
                                            ============   =============  ==================  =================

Net (loss) per share - basic & fully
    diluted                                 $     (0.22)   $      (0.60)  $           (0.64)  $          (0.82)
                                            ============   =============  ==================  =================

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                              For the nine             February 16, 2001         February 16, 2001
                                                              months ended              (Inception) to            (Inception) to
                                                           September 30, 2002         September 30, 2002        September 30, 2002
                                                         -----------------------   -----------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                               $           (3,726,180)   $             (129,776)   $           (4,110,686)
Shares issued for services                                            1,892,384                         -                 1,892,384
Shares issued for financing costs                                        78,813                         -                    78,813
Shares issued for cancellation of note payable                          749,271                         -                   749,271
Shares issued for cancellation of interest payable                       12,983                         -                    12,983
Depreciation                                                            204,126                     7,035                   268,519
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) in accounts receivable                                    (412)                        -                      (412)
      Increase in accounts payable                                      257,254                    30,857                   356,941
      Increase in accrued executive compensation                        401,907                         -                   401,907
      Increase in due to employees                                          600                         -                       600
                                                         -----------------------   -----------------------   -----------------------
Net cash (used) by operating activities                                (129,254)                  (91,884)                 (349,680)
                                                         -----------------------   -----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                          -                         -                         -
                                                         -----------------------   -----------------------   -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of cash available                            (9,208)                        -                     4,256
    Shareholder loans                                                   116,900                         -                   223,041
    Interest payable to shareholder                                       8,594                         -                    11,136
    Common stock                                                         12,572                   102,640                   110,851
    Subscriptions receivable                                                  -                         -                         -
                                                         -----------------------   -----------------------   -----------------------
Net cash provided by financing activities                               128,858                   102,640                   349,284
                                                         -----------------------   -----------------------   -----------------------

Net increase (decrease) in cash                                            (396)                   10,756                      (396)
Cash - beginning                                                            396                         -                       396
                                                         -----------------------   -----------------------   -----------------------
Cash - ending                                            $                    -    $               10,756    $                    -
                                                         =======================   =======================   =======================

Supplemental disclosures:
    Interest paid                                        $                    -    $                    -    $                    -
                                                         =======================   =======================   =======================
     Income taxes paid                                    $                    -    $                    -    $                    -
                                                         =======================   =======================   =======================

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

The Company had fixed assets totaling $1,336,862 and recorded depreciation expense of $204,126 during the period ended September 30, 2002.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                     $     201,541
                                                      =============


Note payable to Century Partners, Inc.,
interest at 10%, principal and interest due on
September 30, 2003                                         $  21,500
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

On January 7, 2002, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. As part of the agreement, Ashford purchased a total of 312,500 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company received $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum for nine months with the entire principal and accrued interest due on April 14, 2002.

                                BRANDS SHOPPING
                                  NETWORK, INC.
                                      NOTES


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

                                BRANDS SHOPPING
                                  NETWORK, INC.
                                      NOTES


In June 2002, the Company issued 60,625 shares of its $0.001 par value common stock to Century Partners, Ltd. in exchange for an extension for the notes payable valued at $78,813.

On August 5, 2002, the Company issued a total of 596,564 shares of its $0.001 par value common stock to Century Partners, Ltd. in exchange for the cancellation of notes payable valued at $431,081, the accrued interest of $12,983 and for services rendered of $152,500.

On August 5, 2002, the Company issued a total of 165,690 shares of its $0.001 par value common stock to Yarbols, Inc. in exchange for the cancellation of accounts payable valued at $165,690.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was loaned $201,541 as of September 30, 2002 from Imagine Capital Partners, Inc., a shareholder. The note is due December 31, 2007, and bears interest at the rate of 10% per annum.

The Company was loaned $21,500 as of September 30, 2002 from Century Partners, Inc., a shareholder. The note is due on June 30, 2003, and bears interest at the rate of 10% per annum.

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

                                BRANDS SHOPPING
                                  NETWORK, INC.
                                      NOTES




On April 13, 2002, the Company issued a total of 100,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is 50,000 warrants at $5 per share of common stock and 50,000 warrants at $5.50 per share of common stock and all warrants at $5.50 per share of common stock.

On June 10, 2002, the Company issued 1,025,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 950,000 warrants at $1.30 per share of common stock, and 75,000 warrants at $2 per share of common stock exercisable over a period of five years.

During the nine-month period ended September 30, 2002, no warrants have been exercised.

NOTE 9 - OPTIONS

On June 10, 2002, the Company issued a total of 500,000 options to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is 500,000 warrants at $1.30 per share of common stock exercisable over a period of ten years, assuming the optionee remains in service with the Company.

During the nine-month period ended September 30, 2002, no options have been exercised.

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

     During the fiscal quarter ended September 30, 2002, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In April of 2002, we issued 360,000 shares of our $0.001 par value common stock in exchange for various six-month agreements between the Company and eight separate individuals to perform professional services for the Company. The services were valued at $1,330,000.

On April 13, 2002, we issued 100,000 warrants to purchase shares of our common stock in exchange for a one-year consulting agreement with a corporation. The warrants have a strike price of $5.00 per share for 50,000 shares and a strike price of $5.50 per share for the remaining 50,000 shares. The services were valued at $5,000.

In May of 2002, we issued 55,000 shares of our $0.001 par value common stock in exchange for various six-month agreements between the Company and four separate individuals to perform professional services for the Company. The services were valued at $199,500.

On June 10, 2002, we issued 185,000 shares of our $0.001 par value common stock in exchange for a six-month agreement between the Company and an individual to perform professional services for the Company. The services were valued at $240,500.

On June 10, 2002, we issued 60,625 shares of our $0.001 par value common stock in exchange for extensions on various notes from a lender. The extensions were valued at $78,812.50.

On June 10, 2002, we issued 500,000 options purchase shares of our common stock to various employees of the Company. The options vest over a three-year period and are exercisable at $1.30 per share.

On June 10, 2002, we issued 1,025,000 warrants to purchase shares of our common stock to several employees and Advisory Board members of the Company. The warrants have a strike price of $1.30 per share, expire in five years and vest over a one-year period.

On August 5, 2002, the Company issued a total of 596,564 shares of its $0.001 par value common stock to Century Partners, Ltd. in exchange for the cancellation of notes payable valued at $431,081, the accrued interest of $12,983 and for services rendered of $152,500.

On August 5, 2002, the Company issued a total of 165,690 shares of its $0.001 par value common stock to Yarbols, Inc. in exchange for the cancellation of accounts payable valued at $165,690.

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


Date:  November 15, 2002        Brands Shopping Network, Inc.


                                By:
                                   ---------------------------------------------
                                         W. Thomas Oliver
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                          DATE
---------                     -----                          ----
/S/ W. THOMAS OLIVER          Chief Executive Officer        November 15, 2002
--------------------          Chairman of the Board
W.Thomas Oliver

/S/ PAT DEMICCO               President                      November 15, 2002
------------------            Director
Pat DeMicco

/S/ WENDY BOROW-JOHNSON       President                      November 15, 2002
-----------------------       Director
Wendy Borow-Johnson

/S/ MARK NOFFKE               Chief Financial Officer        November 15, 2002
------------------
Mark Noffke

/S/ RANDOLPH READ             Director                       November 15, 2002
-----------------
Randolph Read

/S/ IAN VALENTINE             Director                       November 15, 2002
------------------
Ian Valentine