Form 10KSB
period 2002-12-31
BRANDS SHOPPING NETWORK INC
filed 2003-04-15
CIK 1137031

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

                        Commission File Number 000-32473

                          Brands Shopping Network, Inc.
                 (Name of small business issuer in its charter)

             Nevada                                     91-2037688
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    13431 Beach Ave, Marina del Rey, CA 90292
                    -----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (310) 821-5200
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year: $ 759.00
                                                                  --------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 8,768,895 shares held by non-affiliates and the closing price of $0.25 per share for the common stock on the over-the counter market as of April 14, 2003): $2,192,224.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,768,895 shares of common stock as of April 14, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                   FORM 10-KSB

                                      INDEX
PART I                                                                   PAGE
------                                                                   ----

Item 1.  DESCRIPTION OF BUSINESS                                           1
Item 2.  DESCRIPTION OF PROPERTY                                           5
Item 3.  LEGAL PROCEEDINGS                                                 6
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

PART II
-------

Item 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                              6
Item 6.  PLAN OF OPERATIONS                                                7
Item 7.  FINANCIAL STATEMENTS                                              8
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                     8

PART III
--------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;     8
              COMPLIANCE WITH SECTION 16(9) OF THE EXCHANGE ACT
Item 10. EXECUTIVE COMPENSATION                                           10
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   10
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   11
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                 11

SIGNATURES                                                                12

PART IV

CONSOLIDATED FINANCIAL STATEMENTS                                       F1 - F

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

Overview of Brands Shopping Channel

         The Brands Shopping Channel will offer consumers a unique shopping channel. Differentiating itself from QVC, HSN and ShopNBC, Brands Shopping Channel will offer well-recognized brands through nationally recognized retailers by means of live, customer-interactive electronic retail sales programs that are transmitted via satellite to cable television systems, affiliated broadcast television stations and satellite dish receivers. Our Company will provide the television time, production, and distribution to nationally branded retailers who in turn will provide the branded products and entertainment for the channel. Programming time will be divided among retailers who can bring a new level of entertainment to the traditional shopping channel format by allocating television time for events such as "The Buzz" with Wherehouse Music, Brookstone's "Tip of the Day", or "Capture Your World" by Ritz Camera. Musical performances and expert or celebrity how-to demonstrations are simple examples of the entertainment possibilities brought about by partnering with national retailers. Viewers purchase products by calling a toll-free telephone number. We do not act as retailers ourselves since we have put in place a number of strategic relationships with brand name retailers. Consequently, our Channel does not carry the overhead of inventory, distribution and product fulfillment centers like other shopping channels such as QVC and HSN.

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

     o Leverage Brand Awareness. The Brands Shopping Channel will market its service by co-branding with its participating, well-recognized retailers. Marketing programs may consist of retailers displaying point of sale marketing materials in the retailer's brick and mortar stores, localized program guides printed on retailers' bags, and the Brands Shopping Channel participating in co-operative advertising campaigns for multi-channel promotions. Brands Shopping Channel will tap into the marketing power of its national retailers and leverage foot traffic to create consumer awareness of the shows.

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

     Brands Shopping Channel is working with national retailers on the development of programming for the channel and has produced a promotional pilot of various retail shows for the launch. Brands is working with retailers such as CompUSA, Brookstone, Wherehouse Music, Goldin Sports, Ritz Camera, Roger Dunn Golf Shops and others.


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

         Brands Shopping Channel various offers for full-time use of transponders and domestic communications satellites. Each of the transponder agreements will grant Brands Shopping Channel "protected" rights. When the carrier provides services to a customer on a "protected" basis, replacement transponders (i.e., spare or unassigned transponders) on the satellite may be used in the event the "protected" transponder fails. Should there be no replacement transponders available, the "protected" customer will displace a "pre-emptible" transponder customer on the same satellite. The carrier also maintains a protection satellite and should a satellite fail completely, all "protected" transponders would be moved to the protection satellite that is available on a "first fail, first served" basis.

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

         Brands Shopping Channel's access to various transponders pursuant to long-term agreements would enable it to continue transmission of our programming. Although we believe we are taking every reasonable measure to ensure the Channel's continued satellite transmission capability, there can be no assurance that termination or interruption of satellite transmissions will not occur. Such a termination or interruption of service by one of these satellites could have a material adverse effect on the operations and financial condition of our Company.

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

Cable Television Distribution

         Our Company is in the final stage of affiliation agreement negotiations with cable system operators to carry Brands Shopping Channel. These agreements are multi-year arrangements, and will obligate the cable operator to assist with the promotional efforts of our Company by carrying commercials promoting Brands Shopping Channel and by distributing Brands' marketing materials to the cable operator's subscribers. All cable operators will receive significant compensation for carriage, including a commission based on a percentage of our Company's revenues derived within the cable operator's franchise area and, generally, additional compensation consisting of the purchase of advertising availability from cable operators on other programming networks, commission guarantees for the operator, or upfront payments to the operator in return for commitments to deliver a minimum number of Brands Shopping Channel subscribers for a certain number of years. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of our Company, we intend to successfully manage the distribution agreement process and believe we will be able to do so.

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

Trademarks, Trade Names, Copyrights and Domain Names

         Our Company has registered and continues to register, when appropriate, our trade and service marks as they are developed and used, and we vigorously protect our trade and service marks. We believe that our marks are a primary marketing tool for promoting our identity. Our Company also registers the domain names of our Internet websites.

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

Employees

         As of April 14, 2003, Brands had 5 full-time employees.


                         Item 2. DESCRIPTION OF PROPERTY

Arizona. On January 1, 2002, Brands entered into a month-to-month lease agreement for approximately 3,600 square feet of space at a rent of $1.25 per square foot per month in an office building located in Phoenix, Arizona. No amounts were paid in 2002 related to this lease. We believe the facilities are adequate for the near future.

California. Also in January 2002, Brands entered into a month-to-month lease agreement for approximately 1,471 square feet of space at a rent of $2.20 per square foot per month in an office building located in Newport Beach, California. A total of $23,858.10 was paid in 2002 related to this lease. The Company terminated this lease in December of 2002. In April 2002, Brands entered into a month-to-month lease agreement for approximately 750 square feet of space at a rent of $2.00 per square foot per month in a studio located in Marina del Rey, California. A total of $16,000 was paid in 2002 related to this lease. We believe the facilities are adequate for the near future.

                            Item 3. LEGAL PROCEEDINGS

     Our Company is not a party to any legal proceedings.


           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         On August 15, 2001, our Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the trading symbol "USDA". Our common stock is currently traded under the symbol "BSNK." The OTC Electronic Bulletin Board has no financial eligibility standards and is separate from the Nasdaq Stock Market. The OTC Electronic Bulletin Board does not constitute an active trading market and trading in our common stock is limited and sporadic. Quotations reflect split adjusted, inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table sets forth the high and low bid prices for shares of our Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

                       Fiscal Year Ended December 31, 2002

                                  High              Low
                                  ----              ---
      First quarter               $ 11.20           $2.33
      Second quarter              $ 10.00           $0.87
      Third quarter               $  1.50           $0.51
      Fourth quarter              $  1.20           $0.40

Number of Shareholders

         The number of beneficial holders of record of our Company Common Stock as of the close of business on April 14, 2003 was approximately 220.

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

On January 7, 2002, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. As part of the agreement, Ashford purchased a total of 312,500 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company received $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum and is due on demand.

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

On April 19, 2002, the Company issued 210,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $630,000.

On April 26, 2002, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $475,000.

On April 29, 2002, the Company issued 50,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $225,000.

On May 7, 2002, the Company issued 35,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $122,500.

On May 10, 2002, the Company issued 20,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $77,000.

On June 10, 2002, the Company issued 185,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $240,500.

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

         There have been no other issuances of common stock or preferred stock during our Company's Fiscal Year ended December 31, 2002.

         The issuance and sale of the shares was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) of the Securities Act as transactions by an issuer not involving any public offering and as transactions involving offers and sales by an issuer solely to accredited investors in which the aggregate offering price did not exceed the amount allowed under Section 3(b) of the Securities Act. There was no advertising or public solicitation in connection with the transactions, and the issuer filed the prescribed notices with the Securities and Exchange Commission. Each purchaser of securities represented, with supporting information, that such purchaser was an accredited investor; that such purchaser was acquiring the securities for such purchaser's own account and not for the account or benefit of any other person; that the securities were being acquired for investment and not with a view to the distribution thereof; or that such purchaser did not intend to sell or otherwise dispose of all or any part of the securities at the time of purchase or upon the occurrence or nonoccurrence of any predetermined event. Each purchaser also agreed that such purchaser would offer or resell securities only if the securities are registered under the Securities Act or an exemption from such registration is available (and confirmed by an opinion of counsel satisfactory to our Company).


                            Item 6. PLAN OF OPERATION

Plan of Operation

       Brands Shopping Network, Inc. is being positioned to provide branded consumer products from nationally recognized retailers through television. Our Company intends to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace. We believe our proprietary technologies and business model strongly position us for market success.

         We anticipate that over the next two years we will need approximately $7.5 million to completely implement our business plan and approximately $.5 million for working capital and general corporate purposes. We will increase our administrative resources to support the hiring of an estimated 30 additional employees that will enable us to expand our capacity. We intend to obtain the necessary funds to launch our complete business plan by selling shares of our common stock to investors and continuing to use our common stock to pay for consulting and professional services. In addition, we believe that transaction fees we receive for the products that are sold through our shopping channel, revenues from advertising sales, revenues from interactive transactions or debt financing, may fulfill our future cash requirements.

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

         During Fiscal 2002, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's Common Stock and we intend to continue to take steps to conserve cash.


                          Item 7. FINANCIAL STATEMENTS

         The  full  text  of  our  Company's  audited   consolidated   financial
statements for the fiscal years ended December 31, 2002 and 2001 begins on page F-1 of this Report and is incorporated herein by reference.


               Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of our Company as of December 31, 2002 were:

         Name                    Age    Position
         ----                    ---    --------

         W. Thomas Oliver        60     Chief Executive Officer, Chairman of the
                                        Board, Director
         Wendy Borow-Johnson     51     President, Director
         Mark Noffke             46     Chief Financial Officer
         Ian Valentine           46     Director
         Randolph Read           50     Director

Executive Management

         Our Company's Board of Directors currently consists of four (4) members. Each Director is elected for a period of one year at our Annual Meeting of Shareholders and serves until the next annual meeting or until his or her successor is duly elected and qualified. Our Board of Directors elects executive officers on an annual basis. Executive officers serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or any employees of our Company. Executive officers are appointed and serve at the discretion of the Board of Directors, subject to any applicable employment contracts.

W. Thomas Oliver, Chief Executive Officer, Chairman of the Board and Director - Mr. Oliver has 30 years of experience in the cable industry. As one of the founding employees and a member of the senior management team of HBO (Home Box Office), Mr. Oliver spent 14 years establishing its position as the leading pay-TV distributor to U.S. cable and satellite industries. He was also responsible for the distribution, sales and marketing for CINEMAX, and served as head of distribution for the USA Networks. Mr. Oliver co-founded and served as the President and COO of DMX Music, a premium-digital music subscription service, serving the cable, satellite and DSL residential and commercial markets. In 1996, Mr. Oliver became President and CEO of Source Media's Interactive Channel, the cable industry's first successful effort to deploy a suite of two-way interactive content applications enabled over early as well as current generation digital set-top boxes. The suite is widely distributed in the U.S. by leading cable MSO Insight Communications, and the technology was sold to Liberate Technologies. Over the past two years, Mr. Oliver has been a consultant to a number of broadband distribution companies and has been in residence at a Los Angeles-based venture capital firm, Shelter Capital, LLC.


Wendy Borow-Johnson, President, Director - Ms. Borow-Johnson joined our Company as Chief Executive Officer and President in January 2002. Ms. Borow-Johnson is a leader in electronic media, direct response marketing and interactive advertising. From on air health reporting, to broad based branding and direct marketing campaigns for consumer goods, to health policy positions, to building and running cable television niche networks and deploying new interactive technologies, she brings unique skills and experiences. From July 2000 to September 2001, Ms. Borow-Johnson served as CEO of RnetHealth Inc., a publicly traded company. In addition, Ms. Borow-Johnson served as President of RnetHealth Inc. from January 2000 to September 2001. From March 1998 to December 1999, Ms. Borow-Johnson served as the Vice President of Marketing for Source Media's Interactive Channel and worked on the launch of the first two-way interactive cable system in Rockford, Illinois. Prior to Source Media, Ms. Borow-Johnson served as Senior Vice President of McCann Consumer Healthcare from March 1997 to February 1998 where she launched numerous branding and direct marketing campaigns for healthcare, biotechnology and consumer packaged good companies. Prior to joining McCann, from November 1994 to December 1996 she served as Senior Vice President of Medicus/DMBB and President of Com-Med Interactive. She has consulted with over 15 major on line and media companies including AT&T, Insight Digital Cable and AOL. She is a frequent speaker, talk show guest and expert on emerging technologies as well as integrated marketing and advertising and the use of Direct Response Television for customer acquisition and retention. Ms. Borow-Johnson was the Founder and President of American Medical Television, a partnership of NBC Cable and the American Medical Association, and also was the first woman Vice President of the American Medical Association. In that position she created "Physicians Respond to AIDS" and sat on the media advisory for the CDC's "America Responds to AIDS." Ms. Borow-Johnson created the Discovery TV Special "American Airlift to Romania: Medicine Moves," and produced the first PSA that cleared all three networks, using the word condom in "Play it Safe or Don't Play at All." She is a Phi Beta Kappa Magna Cum Laude graduate of Goucher College and has a Masters Degree in Counseling from Goddard College and a certificate in Psychotherapy from Harvard's Judge Baker Guidance Center. She has won NY Film Festival Gold and Silver Medals, International Medical Film Festival's Freddie Award, The PRSA's Golden Anvil, and was awarded the American Medical Writers Alvarez Award and the Women in Communications Skye Award.

Mark Noffke, Chief Financial Officer and Secretary - Mr. Noffke was appointed Chief Financial Officer of our Company in January 2002. Mr. Noffke has twenty years of financial experience. He has served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc. since its inception in 1996. From 1985 until 1996, Mr. Noffke served as the Corporate Controller of Stone Forest Industries, Inc. During this period, Mr. Noffke implemented international accounting systems for Stone's Central American operations, conducted acquisition analysis of various wood product entities and provided management and accounting services for Stone's $1.6 billion United States fiber procurement program. The divisional controller position within the Stone environment effectively has the responsibilities of the Chief Financial Officer of the division. This position required both the financial, and more importantly, the operational knowledge of the forest products business. Mr. Noffke was also employed with Stone in several other capacities for more than twenty years. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University.

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


Randolph Read, Director - Mr. Read was elected as a Director in March 2002. Randolph Read is currently the President of Knowledge Universe Business Group, Inc., and Knowledge Universe Capital Co., L.L.C. In 1999, Mr. Read served as the Chairman of the Board of Shopping.com, Inc. prior to its sale to Compaq Computer Corp. Prior to joining Knowledge Universe, from 1996 to 1998, Mr. Read was
Senior Vice President and Chief Financial and Planning Officer of Stone Container Corp. Mr. Read is a member of the Board of Directors of Spring Group, PLC and numerous private company boards. Mr. Read holds an MBA from The Wharton Graduate School of the University of Pennsylvania and a Bachelor's Degree from Tulane University.




                         Item 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

      The following table sets forth information concerning the compensation paid for the fiscal years ended December 31, 2002 and 2001 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer or Director with paid salary over $100,000 per year.

------------------------- -------- -------------------------------------- --------------------------------------
                                            Annual Compensation                  Long Term Compensation
                                                                                         Awards
                                                                          --------------------------------------
                                                         Other annual      Restricted
   Name and principal               Salary    Bonus    compensation ($)      stock            Securities
        position           Year      ($)       ($)                          award(s)       Options/Warrants
                                                                              ($)              SARs (#)
------------------------- -------- --------- --------- ------------------ ------------- ------------------------
W. Thomas Oliver, Chief   2002        0         0              0               0                190,000
Executive Officer

Alivareli Tamasebi,
Chief Executive           2001        0         0              0               0                   0
Officer(1)
------------------------- -------- --------- --------- ------------------ ------------- ------------------------

(1) Mr. Tamasebi resigned as Chief Executive Officer of our Company on January 30, 2002.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 14, 2003, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our Company's principal executive offices located at 13431 Beach Ave, Marina del Rey, CA 90292.

                                                    Number of       Percentage
         Shareholder (1)                           Shares (2)        Ownership
         ---------------                           ----------        ---------
         W. Thomas Oliver                             375,503           4.28%
         Wendy Borow-Johnson                          100,000           1.14%
         Mark Noffke                                   26,564             *
         Ian Valentine                                 21,252             *
         Randolph Read                                 50,000             *
         Century Partners, Ltd                      2,508,980          28.61%
         All as a Group (5 persons)                   573,319           6.54%

---------------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.

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


                                              By /s/ W. Thomas Oliver
                                                 ------------------------------
                                                 W. Thomas Oliver
                                                 Chief Executive Officer
                                                 Date: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                          Date
---------                          -----                          ----

/s/ W. Thomas Oliver               Chief Executive Officer        April 15, 2003
--------------------------
W. Thomas Oliver

/s/ Wendy Borow-Johnson            President                      April 15, 2003
--------------------------
Wendy Borow-Johnson

/s/ Mark Noffke                    Chief Financial Officer        April 15, 2003
--------------------------
Mark Noffke

/s/ Ian Valentine                  Director                       April 15, 2003
--------------------------
Ian Valentine

/s/ Randolph Read                  Director                       April 15, 2003
--------------------------
Randolph Read

Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Brands Shopping Network, Inc.
Newport Beach, CA

We have audited the Balance Sheet of Brands Shopping Network, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended, the period February 16, 2001 (Date of Inception) to December 31, 2002, and for the period February 16, 2001 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brands Shopping Network, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended, the period February 16, 2001 (Date of Inception) to December 31, 2002, and for the period February 16, 2001 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



April 15, 2003

Beckstead and Watts, LLP
Certified Public Accountants

                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' CONSENT


To Whom It May Concern:

We have issued our report dated April 15, 2003, accompanying the financial statements of Brands Shopping Network, Inc. on Form 10KSB for the year ended December 31, 2002 and for the period of February 16, 2001 (inception date) through December 31, 2002. We hereby consent to the independent auditor's report in the Form 10KSB of Brands Shopping Network, Inc. We also hereby consent to the reference to our firm under "experts" in their prospectus.

Signed,


April 15, 2003

                          Brands Shopping Network, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                December 31, 2002

                                       and

                            Statements of Operations,
                      Changes in Stockholders' Equity, and
                                   Cash Flows
                                 for the period
                                February 16, 2001
                               (Date of Inception)
                                     through
                                December 31, 2002

                                TABLE OF CONTENTS





                                                                      PAGE
                                                                      ----

Independent Auditors' Report                                            1

Balance Sheets                                                          2

Statements of Operations                                                3

Statements of Changes in Stockholders' Equity                           4

Statements of Cash Flows                                                5

Footnotes                                                               6

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                                  Balance Sheet

                                                            December 31,
                                                               2002
                                                            -----------
Assets

Current assets:                                             $    26,394
                                                            -----------
    Total current assets                                         26,394
                                                            -----------

Fixed assets, net                                             1,000,348
                                                            -----------
                                                            $ 1,026,742
                                                            ===========


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            375,553
    Accrued expenses                                            640,513
    Notes payable                                               150,000
    Interest payable to shareholder                               6,000
    Shareholder loans                                           201,541
                                                            -----------
      Total current liabilities                               1,373,607
                                                            -----------

Stockholders' Equity:

    Preferred stock, $0.001 par value, 5,000,000
      shares authorized, no shares issued and
      outstanding                                                    --
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 7,284,300 shares issued and outstanding         7,284
    Additional paid-in capital                                4,387,064
    Subscriptions receivable                                     (3,257)
    (Deficit) accumulated during development stage           (4,737,956)
                                                            -----------
                                                               (346,865)
                                                            -----------
                                                            $ 1,026,742
                                                            ===========

   The accompanying Notes are an integral part of these financial statements.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                            Statements of Operations
              For the year ended December 31, 2002, for the period
                     February 16, 2001 to December 31, 2001,
            and for the period February 16, 2001 to December 31, 2002


                                                                             February 16, 2001        February 16, 2001
                                                        Year ended          (date of inception)      (date of inception)
                                                        December 31,           to December 31,         to December 31,
                                                            2002                    2001                    2002
                                                    ---------------------   ----------------------   --------------------
Revenue                                             $                759    $                   -    $               759
                                                    ---------------------   ----------------------   --------------------

Expenses:
    Consulting fees                                            2,748,016                  173,190              2,921,206
    Salaries expense                                             572,699                        -                572,699
    Sales and marketing                                          395,809                   83,625                479,434
    Depreciation                                                 272,121                   64,393                336,514
    General and administrative                                   327,712                   59,997                387,708
                                                    ---------------------   ----------------------   --------------------
    Total expenses                                             4,316,357                  381,205              4,697,561
                                                    ---------------------   ----------------------   --------------------

Other (expense)
    Other expense                                                    (57)                       -                    (57)
    Interest expense                                             (38,556)                  (2,542)               (41,097)
                                                    ---------------------   ----------------------   --------------------

Net (loss)                                          $         (4,354,211)   $            (383,747)   $        (4,737,956)
                                                    =====================   ======================   ====================


Weighted average number of common
    shares outstanding - basic and fully diluted               3,552,515                  179,271
                                                    =====================   ======================

Net (loss) per share - basic and fully diluted      $              (1.23)   $               (2.14)
                                                    =====================   ======================


   The accompanying Notes are an integral part of these financial statements.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                 Statement of Changes in Stockholders' (Deficit)



                                                             Common Stock
                                                     -----------------------------   Additional     Subscriptions
                                                                                       Paid-in          Payable
                                                        Shares         Amount          Capital       (Receivable)
                                                     -------------  --------------  ---------------  --------------

Balance at December 31, 2001                              179,271   $       5,737   $      260,728   $      15,000

    Issued for services                                     1,563              50            1,700               -

    Shares issued for cash and note receivable            312,500          10,000           33,125         (33,125)

    Cancellation of subscriptions receivable                    -               -                -          18,125

    Reclassification of paid-in capital                         -         (13,813)          13,813               -

    Shares issued for merger                            5,310,588          21,242        1,099,737          (3,257)

    Shares issued for consulting services                  37,500             150          278,975               -

    Shares issued for consulting services                  20,000              80          131,920               -

    Reclassification of paid-in capital                         -         (17,585)          17,585               -

    Shares issued for consulting services                 210,000             210          569,627               -

    Shares issued for consulting services                 100,000             100          474,900               -

    Shares issued for consulting services                  50,000              50          224,950               -

    Shares issued for consulting services                  35,000              35          122,465               -

    Shares issued for consulting services                  20,000              20           76,980               -

    Shares issued for consulting services                 185,000             185          240,315               -

    Shares issued for financing costs                      60,625              61           78,752               -

    Shares issued for debt extinguishment
      and for consulting services                         596,564             597          595,967               -

    Shares issued for debt extinguishment                 165,690             166          165,524               -

    Net (loss) for the year ended December 31, 2002
                                                     -------------  --------------  ---------------  --------------

Balance at December 31, 2002                            7,284,300   $       7,284   $    4,387,064   $      (3,257)
                                                     =============  ==============  ===============  ==============

                                                        Deficit
                                                       Accumulated
                                                         During             Total
                                                       Development      Stockholders'
                                                          Stage           (Deficit)
                                                     ----------------  ----------------

Balance at December 31, 2001                         $             -   $       281,465

    Issued for services                                                          1,750

    Shares issued for cash and note receivable                                  10,000

    Cancellation of subscriptions receivable                                    18,125

    Reclassification of paid-in capital                                              -

    Shares issued for merger                                (383,745)          733,977

    Shares issued for consulting services                                      279,125

    Shares issued for consulting services                                      132,000

    Reclassification of paid-in capital                                              -

    Shares issued for consulting services                                      569,837

    Shares issued for consulting services                                      475,000

    Shares issued for consulting services                                      225,000

    Shares issued for consulting services                                      122,500

    Shares issued for consulting services                                       77,000

    Shares issued for consulting services                                      240,500

    Shares issued for financing costs                                           78,813

    Shares issued for debt extinguishment
      and for consulting services                                              596,564

    Shares issued for debt extinguishment                                      165,690

    Net (loss) for the year ended December 31, 2002       (4,354,211)       (4,354,211)
                                                     ----------------  ----------------

Balance at December 31, 2002                         $    (4,737,956)  $      (346,865)
                                                     ================  ================


   The accompanying Notes are an integral part of these financial statements.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                             Statements of Cash Flow


                                                                            February 16, 2001            February 16, 2001
                                                      Year ended           (date of inception)          (date of inception)
                                                     December 31,            to December 31,              to December 31,
                                                         2002                     2001                        2002
                                                 ----------------------   -----------------------    --------------------------
Cash flows from operating activities
Net (loss)                                       $          (4,354,211)   $             (383,747)    $              (4,737,956)
Shares issued for consulting services                        2,748,016                   173,190                     2,921,205
Shares issued for financing costs                               78,813                         -                        78,812
Depreciation                                                   272,121                    64,393                       336,514
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    Increase in accounts payable                               276,626                    98,927                       375,553
    Increase in accrued expenses                               637,971                     2,542                       640,513
                                                 ----------------------   -----------------------    --------------------------
Net cash (used) by operating activities                       (340,664)                  (44,695)                     (385,359)
                                                 ----------------------   -----------------------    --------------------------

Cash flows from investing activities
Cash flows from investing activities                                 -                   (86,862)                      (86,862)
                                                 ----------------------   -----------------------    --------------------------

Cash flows from financing activities
    Checks issued in excess of cash available                  (13,464)                   13,464                             -
    Shareholder loans                                           95,400                   106,141                       201,541
    Interest payable to shareholder                              6,000                         -                         6,000
    Shares issued for accounts payable                         107,923                         -                       107,923
    Proceeds from notes payable                                150,000                         -                       150,000
    Subscription receivable                                     11,199                   (14,456)                       (3,257)
    Common stock                                                10,000                    26,408                        36,408
                                                 ----------------------   -----------------------    --------------------------
Net cash provided by financing activities                      367,058                   131,557                       498,615
                                                 ----------------------   -----------------------    --------------------------

Net increase in cash                                            26,394                         -                        26,394
Cash - beginning                                                     -                         -                             -
                                                 ----------------------   -----------------------    --------------------------
Cash - ending                                    $              26,394    $                    -     $                  26,394
                                                 ======================   =======================    ==========================

Supplemental disclosures:
    Interest paid                                $                   -    $                    -     $                       -
                                                 ======================   =======================    ==========================
    Income taxes paid                            $                   -    $                    -     $                       -
                                                 ======================   =======================    ==========================


   The accompanying Notes are an integral part of these financial statements.

                          Brands Shopping Network, Inc.
                          (A Development Stage Company)
                                      Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized April 5, 2000 (Date of Inception) under the laws of the State of Nevada, as USA Dealers Auction.com, Inc. On January 31, 2002 the Company changed its name to Brands Shopping Network, Inc.

The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Advertising Costs
The Company expenses all costs of advertising as incurred. Advertising costs totaling $137,712 were included in sales and marketing expenses for the year ended December 31, 2002.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Segment reporting
The  Company  follows  Statement  of  Financial  Accounting  Standards  No. 130,
"Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (Statement No. 146), which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a significant impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

                          Brands Shopping Network, Inc.
                          (A Development Stage Company)
                                      Notes


Year-end
The Company has selected December 31 as its year-end.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company plans to raise funds via future securities offerings pursuant to Regulation D, Rules 504 and 505 of the SEC 1933 Securities Act. If the securities offerings do not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 3 - Fixed assets

Fixed  assets  are  recorded  at  cost.   Depreciation  is  computed  using  the
straight-line method. Estimated service lives of fixed assets are 5 years.

The Company had fixed assets totaling $1,336,862 and recorded depreciation expense of $272,121 for the year ended December 31, 2002.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 U.S federal statutory rate      (34.0%)

                 Valuation reserve                34.0%

                 Total                              - %

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $4,700,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2002.

Note 5 - Accrued expenses

Accrued expenses totaling $640,513 at December 31, 2002, consists primarily of unpaid officer compensation and reimbursable expenses.

                          Brands Shopping Network, Inc.
                          (A Development Stage Company)
                                      Notes


Note 6 - Notes Payable

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                      $ 201,541



Note payable to DynaPure Technologies, Inc.,
interest at 8%, principal and interest due on
June 1, 2003                                           $ 100,000



Note payable to RRTS Acquisition Corp,
interest at 8%, principal and interest due on
June 1, 2003                                           $  50,000


Note 7 - Related party transactions

The Company was loaned $201,541 as of December 31, 2002 from Imagine Capital Partners, Inc., a shareholder. The note is due December 31, 2007, and bears interest at the rate of 10% per annum.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Stockholders' Equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

All share and per share amounts have been retroactively restated to reflect the 8-for-1 reverse split and the 4-for-1 reverse split.

On January 3, 2002, the Company issued 1,563 shares of its $0.001 par value common stock to the Company's legal counsel in exchange for legal services rendered in the amount of $1,750.

On January 7, 2002, the Company executed a stock purchase agreement with Ashford Capital, LLC, a California limited liability company, (Ashford). These transactions shall be conducted in accordance with an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, provided under Regulation D, Rule 506. As part of the agreement, Ashford purchased a total of 312,500 shares of its $0.001 par value common stock for a total of $43,125. Of this amount, the Company received $25,000 in cash and $18,125 in a promissory note. The promissory note is at an interest rate of 6% per annum and is due on demand.

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

                          Brands Shopping Network, Inc.
                          (A Development Stage Company)
                                      Notes


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

On April 19, 2002, the Company issued 210,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $630,000.

On April 26, 2002, the Company issued 100,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $475,000.

On April 29, 2002, the Company issued 50,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $225,000.

On May 7, 2002, the Company issued 35,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $122,500.

On May 10, 2002, the Company issued 20,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $77,000.

On June 10, 2002, the Company issued 185,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $240,500.

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

There have been no other issuances of common or preferred stock.

Note 9 - Warrants

On February 20, 2002, the Company 300,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 100,000 warrants at $1 per share of common stock, 100,000 warrants at $2 per share of common stock, and 100,000 warrants at $2.50 per share of common stock exercisable over a period of three years.

                          Brands Shopping Network, Inc.
                          (A Development Stage Company)
                                      Notes

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

No warrants were exercised during the year ended December 31, 2002, and all warrants are considered to be anti-dilutive at December 31, 2002.

Note 10 - Options

On June 10, 2002, the Company issued a total of 500,000 options to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is 500,000 warrants at $1.30 per share of common stock exercisable over a period of ten years, assuming the optionee remains in service with the Company.

No options were exercised during the year ended December 31, 2002, and all options are considered to be anti-dilutive at December 31, 2002.

Note 11 - Commitments

On February 20, 2002, the Company executed an investment banking agreement with Equity Securities (ES) for a period of one year. Pursuant to the terms of the agreement ES received a total of $22,500 upon execution of the agreement. On a quarterly basis, $3,500 will be due to ES for research expenses. Once the Company receives gross proceeds, from the private placement offering, over $1,000,000, ES will be due an additional $12,500. On monies raised in the private placement offering ES will receive a 10% commission and warrants equal to 3% of the amount of shares sold as a direct result of the efforts of ES. As consideration for the agreement, ES received 100,000 shares of the Company's $0.001 par value common stock valued at $250,000 and received 300,000 warrants exercisable over a period of three years at prices ranging from $1 - $2.50.

Note 12 - Reverse acquisition agreement with Brands Shopping Network, Inc. (BSN)

On November 27, 2001, the Company entered into an agreement with BSN whereby the Company acquired all of the issued and outstanding common stock of BSN in exchange for 5,310,571 voting shares of the Company's $0.001 par value common stock. The acquisition closed and the shares were exchanged on January 31, 2002. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the BSN controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of BSN. The common stock issued was recorded at $751,650, being the net book value of the Company's assets on the acquisition date. As a result of the merger, the financial statements for all periods prior to the merger are those of BSN.