Form 10KSB/A
period 2002-12-31
BRANDS SHOPPING NETWORK INC
filed 2003-04-28
CIK 1137031

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

                      Commission File Number     000-32473

                          Brands Shopping Network, Inc.
                 (Name of small business issuer in its charter)

                      Nevada                              91-2037688
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation or organization)

                    13431 Beach Ave, Marina del Rey, CA 90292
                    (Address of principal executive offices)

Issuer's telephone number:     (310) 821-5200

         Securities registered under Section 12(b) of the Exchange Act:

                                         None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $759.00

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                          None.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X_

The purpose of this amendment is to add the Chief Executive Officer and Chief Financial Officer certifications to our filing.