Form 10QSB
period 2003-03-31
BRANDS SHOPPING NETWORK INC
filed 2003-05-20
CIK 1137031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                                   For the quarterly period ended March 31, 2003
                                                                  --------------

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

                               For the transition period from _______ to _______

                                               Commission file no:     000-32473
                                                                       ---------


                          BRANDS SHOPPING NETWORK, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                        91-2037688
      ---------------                                   ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization


                  13431 Beach Avenue, Marina Del Ray, CA 90292
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (310-821-5200)
                                 --------------
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,803,895 shares of common stock,
                                               ---------------------------------
$0.001  par  value,  as  of  May  19,  2003
   ----------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                          Brands Shopping Network, Inc.
                                Table of Contents



                         PART I - Financial Information

ITEM                                                            PAGE
----                                                            ----

1.  Financial Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                           PART II - Other Information

ITEM                                                            PAGE
----                                                            ----

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

6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                                 MARCH 31, 2003

                                       AND

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDING
                            MARCH 31, 2003 AND 2002,

                                       AND

                                   CASH FLOWS
                           FOR THE THREE MONTHS ENDING
                            MARCH 31, 2003 AND 2002,

                                TABLE OF CONTENTS
                                -----------------





                                                            Page
                                                           ----

Independent Accountants' Review Report                       1

Balance Sheet                                                2

Statements of Operations                                     3

Statements of Cash Flows                                     4

Footnotes                                                    5

BECKSTEAD AND WATTS, LLP
------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board  of  Directors
Brands  Shopping  Network,  Inc.
Las  Vegas,  Nevada

We have reviewed the accompanying balance sheet of Brands Shopping Network, Inc. (a development stage company) as of March 31, 2003 and the related statements of operations for the three months ended March 31, 2003 and for the period February 16, 2001 (date of inception) to December 31, 2003 and statements of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Brands Shopping Network, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated
April 15, 2003, we expressed an unqualified opinion on those financial statements.



May  20,  2003

                           BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                                  (unaudited)
                                                                   March 31,
                                                                     2003
                                                          ----------------------------
ASSETS

Current assets:
  Cash                                                                          3,086
                                                          ----------------------------
    Total current assets                                                        3,086
                                                          ----------------------------

Fixed assets, net                                                             932,354
                                                          ----------------------------

                                                                              935,440
                                                          ============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                        $                   367,882
  Accrued executive compensation                                              778,113
  Notes payable                                                               150,000
  Shareholder loans                                                           201,541
  Interest payable to shareholder                                              13,929
                                                          ----------------------------
    Total current liabilities                                               1,511,465
                                                          ----------------------------

Stockholders' (deficit):

  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                    -
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 8,803,895 shares issued and outstanding                         8,804
  Additional paid-in capital                                                4,902,206
  Subscriptions receivable                                                     (3,257)
  (Deficit) accumulated during development stage                           (5,483,778)
                                                          ----------------------------
                                                                             (576,025)
                                                          ----------------------------

                                                                              935,440
                                                          ============================


   The accompanying notes are an integral part of these financial statements.

              Brands Shopping Network, Inc.
              (a Development Stage Company)
          Consolidated Statements of Operations
                       (unaudited)


                                                                    For the three months ended
                                                                             March 31,                         February 16, 2001
                                                                 ---------------------------------------         (Inception) to
                                                                      2003                 2002                  March 31, 2003
                                                                -----------------    ------------------    -----------------------

Revenue                                                         $              -     $             657     $                  759
                                                                -----------------    ------------------    -----------------------

Expenses:
   Consulting fees - related party                                       516,662               652,324                  3,437,868
   Executive compensation                                                137,601                     -                    710,300
   Sales and marketing                                                         -                57,817                    479,434
   Depreciation                                                           67,994                68,066                    404,508
   General and administrative                                             15,637               126,168                    403,345
                                                                -----------------    ------------------    -----------------------
     Total expenses                                                      737,894               904,375                  5,435,455
                                                                -----------------    ------------------    -----------------------

Other (expense):
   Other expense                                                               -                     -                        (57)
   Interest expense                                                       (7,928)                    -                    (49,025)
                                                                -----------------    ------------------    -----------------------

Net (loss)                                                      $       (745,822)    $        (903,718)    $           (5,483,778)
                                                                =================    ==================    =======================

Weighted average number of
   common shares outstanding - basic and fully diluted                 7,087,750               157,708
                                                                =================    ==================

Net (loss) per share - basic & fully diluted                    $          (0.11)    $           (5.73)
                                                                =================    ==================


   The accompanying notes are an integral part of these financial statements.

          Brands Shopping Network, Inc.
          (a Development Stage Company)
      Consolidated Statements of Cash Flows
                   (unaudited)


                                                           For the three months ended                   February 16, 2001
                                                     ----------------------------------------------      (Inception) to
                                                         March 31, 2003           March 31, 2002          March 31, 2003
                                                     ----------------------   ---------------------   ---------------------
Cash flows from operating activities
Net (loss)                                           $            (745,822)   $           (903,718)   $         (5,483,778)
Shares issued for services                                         516,662                 411,125               3,437,867
Shares issued for financing costs                                        -                       -                  78,812
Depreciation                                                        67,994                  68,066                 404,508
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      (Increase) in accounts receivable                                  -                    (596)                      -
      Increase (decrease) in accounts payable                       (7,671)                151,602                 367,882
      Increase in accrued executive compensation                   137,600                       -                 778,113
                                                     ----------------------   ---------------------   ---------------------
Net cash (used) by operating activities                            (31,237)               (273,521)               (416,596)
                                                     ----------------------   ---------------------   ---------------------

Cash flows from investing activities                                     -                       -                       -
                                                     ----------------------   ---------------------   ---------------------

Cash flows from financing activities
    Checks issued in excess of cash available                            -                 (13,464)                      -
    Proceeds from notes payable                                          -                       -                 150,000
    Shareholder loans                                                    -                 270,400                 222,602
    Interest payable to shareholder                                  7,929                   6,580                  13,929
    Subscription receivable                                              -                       -                  (3,257)
    Common stock                                                         -                  11,199                  36,408
    Cash transferred at merger                                           -                     396                       -
                                                     ----------------------   ---------------------   ---------------------
Net cash provided by financing activities                            7,929                 275,111                 419,682
                                                     ----------------------   ---------------------   ---------------------

Net increase (decrease) in cash                                    (23,308)                  1,590                   3,086
Cash - beginning                                                    26,394                       -                       -
                                                     ----------------------   ---------------------   ---------------------
Cash - ending                                        $               3,086    $              1,590    $              3,086
                                                     ======================   =====================   =====================

Supplemental disclosures:
    Interest paid                                    $                   -    $                  -    $                  -
                                                     ======================   =====================   =====================

    Income taxes paid                                $                   -    $                  -    $                  -
                                                     ======================   =====================   =====================



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method. Estimated service lives of fixed assets are 5 years.

As of March 31, 2003, the Company had fixed assets totaling $1,336,862 and accumulated depreciation of $404,508. The Company recorded depreciation expense of $67,994 during the three months ended March 31, 2003.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:


 Note payable to Imagine Capital Partners, Inc.,
 interest at 10%, principal and interest due on
 December 31, 2007                                     $ 201,541
                                                      =========



 Note payable to DynaPure Technologies, Inc.,
 interest at 8%, principal and interest due on
 June 1, 2003                                         $  100,000
                                                     ==========



 Note payable to RRTS Acquisition Corp,
 interest at 8%, principal and interest due on
 June 1, 2003                                         $  50,000
                                                     ==========


The Company accrued $7,928 in interest expense during the three months ended March 31, 2003.

NOTE 4 - STOCKHOLDER'S EQUITY

On March 12, 2003, the Company issued 1,519,595 shares of its $0.001 par value common stock in exchange for consulting services rendered by Company shareholders, officers and directors valued at $516,662.

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES

NOTE 5 - WARRANTS AND OPTIONS

No warrants or options were exercised during the three months ending March 31, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 12, 2003, the Company issued 1,519,595 shares of its $0.001 par value common stock in exchange for consulting services rendered by Company shareholders, officers and directors valued at $516,662.

The Company accrued $137,601 in salaries expense to Company officers and shareholders during the three months ended March 31, 2003.

NOTE  7 - REVERSE ACQUISITION AGREEMENT WITH BRANDS SHOPPING NETWORK, INC. (BSN)

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

     During the fiscal quarter ended March 31, 2003, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 12, 2003, the Company issued 1,519,595 shares of its $0.001 par value common stock in exchange for consulting services rendered by Company shareholders, officers and directors valued at $516,662.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

27.1     Financial Data Schedule
99.1       Certifications

(b)     Reports on Form 8-K

     The Registrant filed a current report on Form 8-K with the Securities and Exchange Commission on February 1, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 20, 2003                     Brands Shopping Network, Inc.



                                        By: /s/ Ian Valentine
                                           ------------------
                                          Ian Valentine
                                          Chief Executive Officer

                                        By: /s/ Mark Noffke
                                            ----------------
                                          Mark Noffke
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)