Form 10QSB
period 2003-06-30
BRANDS SHOPPING NETWORK INC
filed 2003-08-06
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ---   ACT OF 1934

                                    For the quarterly period ended June 30, 2003
                                                                   -------------

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

Commission file no:        000-32473
                    ------------------------


                          BRANDS SHOPPING NETWORK, INC.
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                     91-2037688
 (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization

                  13431 Beach Avenue, Marina Del Ray, CA 90292
                    (Address of principal executive offices)

                                 (310-821-5200)
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,803,895 shares of common stock, $0.001 par value, as of August 4, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                          Brands Shopping Network, Inc.
                                Table of Contents



                         PART I - Financial Information

ITEM                                                                    PAGE
                                                                        ----

1.  Financial Statements                                                  1

2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                             6



                           PART II - Other Information

ITEM                                                                    PAGE
                                                                        ----

1. Legal Proceedings                                                      7

2. Changes in Securities and Use of Proceeds                              7

3. Defaults Upon Senior Securities                                        7

4. Submission of Matters to a Vote of Security Holders                    7

5. Other Information                                                      7

6. Exhibits and Reports on Form 8-K                                       8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS                             3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Brands Shopping Network, Inc.
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Brands Shopping Network, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and for the period February 16, 2001 (date of inception) to June 30, 2003 and statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


/s/  BECKSTEAD AND WATTS, LLP
August 3, 2003

                   BRANDS SHOPPING NETWORK, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                    Consolidated Balance Sheets

                                                                          (unaudited)
                                                                          June 30, 2003
                                                                    ---------------------
ASSETS

Current assets:
    Cash                                                            $              1,269
                                                                    ---------------------
      Total current assets                                                         1,269
                                                                    ---------------------

Fixed assets, net                                                                864,359

                                                                    ---------------------
                                                                    $            865,628
                                                                    =====================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $            362,482
    Accrued executive compensation                                               915,713
    Notes payable                                                                150,000
    Shareholder loans                                                            207,791
    Interest payable to shareholder                                               22,065
                                                                    ---------------------
      Total current liabilities                                                1,658,051
                                                                    ---------------------

Stockholders' (deficit):

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                     -
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 8,803,895 shares issued and outstanding                          8,804
    Additional paid-in capital                                                 4,902,206
    Subscriptions receivable                                                      (3,257)
    (Deficit) accumulated during development stage                            (5,700,176)
                                                                    ---------------------
                                                                                (792,423)
                                                                    ---------------------

                                                                    $            865,628
                                                                    =====================

   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                               For the three months ended        For the six months ended     February 16, 2001
                                                        June 30,                         June 30,               (Inception) to
                                              ------------------------------    ----------------------------  -----------------
                                                  2003             2002             2003           2002         June 30, 2003
                                              -------------    -------------    ------------   -------------  -----------------


Revenue                                       $          -     $          6     $         -    $        663   $            759
                                              -------------    -------------    ------------   -------------  -----------------

Expenses:
   Consulting fees - related party                                  781,967         516,662       1,434,291          3,567,368
   Salaries expense                                137,599                -         275,200               -            710,300
   Sales and marketing                                   -           77,279               -         135,096            479,434
   Depreciation                                     67,994           68,066         135,988         136,132            472,502
   General and administrative                        2,669          314,696          18,306         434,284            414,113
                                              -------------    -------------    ------------   -------------  -----------------
    Total expenses                                 208,262        1,242,008         946,156       2,139,803          5,643,717
                                              -------------    -------------    ------------   -------------  -----------------

Other (expense):
   Other expense                                         -                -               -               -                (57)
   Interest expense                                 (8,136)          (9,726)        (16,064)        (16,306)           (57,161)
                                              -------------    -------------    ------------   -------------  -----------------

Net (loss)                                    $   (216,398)    $  (1,251,728)   $  (962,220)   $ (2,155,446)  $     (5,700,176)
                                              =============    =============    ============   =============  =================

Weighted average number of
   common shares outstanding - basic and
     fully diluted                               8,803,895        6,251,659       8,308,557       5,151,462
                                              =============    =============    ============   =============

Net (loss) per share - basic & fully diluted  $      (0.02)    $      (0.20)    $     (0.12)   $      (0.42)
                                              =============    =============    ============   =============

   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                              For the six months ended                 February 16, 2001
                                                     ----------------------------------------------      (Inception) to
                                                          June 30, 2003            June 30, 2002          June 30, 2003
                                                     ----------------------   ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $            (962,220)   $         (2,155,446)   $         (5,700,176)
Shares issued for services                                         516,663                 997,442               3,437,868
Shares issued for financing costs                                        -                  78,812                  78,812
Depreciation                                                       135,988                 136,132                 472,502
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      (Increase) in accounts receivable                                  -                    (412)                      -
      Increase (decrease) in accounts payable                      (13,071)                342,026                 362,482
      Increase in accrued executive compensation                   275,200                  91,822                 915,713
      Increase in accrued payroll taxes payable                          -                   6,778                       -
      Increase in due to employees                                       -                     600                       -
                                                     ----------------------   ---------------------   ---------------------
Net cash provided (used) by operating activities                   (47,440)               (502,246)               (432,799)
                                                     ----------------------   ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     -                       -                       -
                                                     ----------------------   ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of cash available                            -                 (13,463)                      -
    Proceeds from notes payable                                          -                       -                 150,000
    Shareholder loans                                                6,250                 486,481                 228,852
    Interest payable to shareholder                                 16,065                  16,306                  22,065
    Subscription receivable                                              -                       -                  (3,257)
    Common stock                                                         -                  12,572                  36,408
    Cash transferred at merger                                           -                       -                       -
                                                     ----------------------   ---------------------   ---------------------
Net cash provided by financing activities                           22,315                 501,896                 434,068
                                                     ----------------------   ---------------------   ---------------------

Net increase (decrease) in cash                                    (25,125)                   (350)                  1,269
Cash - beginning                                                    26,394                     396                       -
                                                     ----------------------   ---------------------   ---------------------
Cash - ending                                        $               1,269    $                 46    $              1,269
                                                     ======================   =====================   =====================

Supplemental disclosures:
    Interest paid                                    $                   -    $                  -    $                  -
                                                     ======================   =====================   =====================
    Income taxes paid                                $                   -    $                  -    $                  -
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

As of June 30, 2003, he Company had fixed assets totaling $1,336,862 and accumulated depreciation of $472,503. The Company recorded depreciation expense of $135,988 during the six months ended June 30, 2003.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:

Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                             $ 207,791


Note payable to DynaPure Technologies, Inc.,
interest at 8%, principal and interest due on
June 1, 2003                                                  $ 100,000


Note payable to RRTS Acquisition Corp,
interest at 8%, principal and interest due on
June 1, 2003                                                  $  50,000


The Company accrued $16,064 in interest expense during the six months ended June 30, 2003.

NOTE 4 - STOCKHOLDER'S EQUITY

On March 12, 2003, the Company issued 1,519,595 shares of its $0.001 par value common stock in exchange for consulting services rendered by Company shareholders, officers and directors valued at $516,662.
                                                                               5

                          BRANDS SHOPPING NETWORK, INC.
                                      NOTES


NOTE 5 - WARRANTS AND OPTIONS

No warrants or options were exercised during the six months ending June 30, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 12, 2003, the Company issued  1,519,595  shares of its $0.001 par value
common  stock  in  exchange  for   consulting   services   rendered  by  Company
shareholders, officers and directors valued at $516,662.

The Company accrued $275,200 in salaries expense to Company officers and shareholders during the six months ended June 30, 2003.

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

     We anticipate that over the next two years we will need approximately $15 million dollars to completely implement our business plan and approximately $5 million for working capital and general corporate purposes. We will increase our administrative resources to support the hiring of an estimated 30 additional employees that will enable us to expand our capacity. We intend to obtain the necessary funds to launch our complete business plan by selling shares of our common stock to investors and continuing to use our common stock to pay for consulting and professional services. In addition, we believe that transaction fees we receive for the products that are sold through our shopping channel, revenues from advertising sales, revenues from interactive transactions or debt financing, may fulfill our future cash requirements.

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

     During the fiscal quarter ended June 30, 2003, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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


Date:  August 4, 2003           Brands Shopping Network, Inc.



                                By: /s/ Ian Valentine
                                   -----------------------------------------
                                   Ian Valentine
                                   Chief Executive Officer

                                By: /s/ Mark Noffke
                                   -----------------------------------------
                                   Mark Noffke
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)