Form 10QSB
period 2003-09-30
BRANDS SHOPPING NETWORK INC
filed 2003-10-27
CIK 1137031

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _______ to _______

                         Commission file no: 000-32473
                                             ---------


                          BRANDS SHOPPING NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                  91-2037688
                ------                                  ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,803,895 shares of common stock, $0.001 par value, as of October 22, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

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

1. Legal Proceedings

2. Changes in Securities and Use of Proceeds

3. Defaults Upon Senior Securities

4. Submission of Matters to a Vote of Security Holders

5. Other Information

6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Beckstead and Watts, LLP
------------------------------------------
Certified Public Accountants
                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors
Brands Shopping Network, Inc. Las
Vegas, Nevada

We have reviewed the accompanying balance sheet of Brands Shopping Network, Inc. (a development stage company) as of September 30, 2003 and the related statements of operations for the three and nine months ended September 30, 2003 and for the period February 16, 2001 (date of inception) to September 30, 2003 and statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Brands Shopping Network, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 15, 2003, we expressed an unqualified opinion on those financial statements.
October 21, 2003


/s/ Beckstead and Watts, LLP

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets



                                                                               (unaudited)
                                                                            September 30, 2003
                                                                          ---------------------
Assets
Current assets:
    Cash                                                                  $                 36
                                                                          ---------------------
      Total current assets                                                                  36
                                                                          ---------------------
Fixed assets, net                                                                      796,366
                                                                          ---------------------
                                                                          $            796,402
                                                                          =====================
Liabilities and Stockholders' (Deficit)
Current liabilities:
    Accounts payable                                                      $            360,382
    Accrued executive compensation                                                   1,080,413
    Notes payable                                                                      150,000
    Shareholder loans                                                                  210,291
    Interest payable to shareholder                                                     30,289
                                                                          ---------------------
      Total current liabilities                                                      1,831,375
                                                                          ---------------------

Stockholders' (deficit):

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                          --
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 8,803,895 shares issued and outstanding                                8,804
    Additional paid-in capital                                                       4,902,206
    Subscriptions receivable                                                            (3,257)
    (Deficit) accumulated during development stage                                  (5,942,726)
                                                                          ---------------------
                                                                                    (1,034,973)
                                                                          ---------------------
                                                                          $            796,402
                                                                          =====================

The accompanying notes are an integral part of these financial statemetns.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                  For the three months ended        For the nine months ended
                                                         September 30,                    September 30,            February 16, 2001
                                               ---------------------------------   -----------------------------    (Inception) to
                                                     2003              2002             2003            2002      September 30, 2003
                                               ---------------   ---------------   -------------   -------------  ------------------
Revenue                                        $            -    $           96    $          -    $        759    $            759
                                               ---------------   ---------------   -------------   -------------   -----------------

Expenses:
   Consulting fees - related party                          -           987,167         646,162       2,421,458           3,567,368
   Salaries expense                                   164,700           278,385         302,301         278,385             875,000
   Sales and marketing                                      -            15,341               -         150,437             479,434
   Depreciation                                        67,994            67,994         203,982         204,126             540,496
   General and administrative                           1,632           226,399          28,037         660,683             415,745
                                               ---------------   ---------------   -------------   -------------   -----------------
    Total expenses                                    234,326         1,575,286       1,180,482       3,715,089           5,878,043
                                               ---------------   ---------------   -------------   -------------   -----------------

Other (expense):
   Other expense                                            -                 -               -               -                 (57)
   Interest expense                                    (8,224)           (5,270)        (24,288)        (11,850)            (65,385)
                                               ---------------   ---------------   -------------   -------------   -----------------

Net (loss)                                     $     (242,550)   $   (1,580,460)   $ (1,204,770)   $ (3,726,180)   $     (5,942,726)
                                               ===============   ===============   =============   =============   =================

Weighted average number of
   common shares outstanding - basic and fully
    diluted                                          8,803,895         7,239,919       8,474,277       5,855,264
                                               ===============   ===============   =============   =============

Net (loss) per share - basic & fully diluted   $        (0.03)   $        (0.22)   $      (0.14)   $      (0.64)
                                               ===============   ===============   =============   =============

The accompanying notes are an integral part of these financial statemetns.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                For the nine months ended              February 16, 2001
                                                     ----------------------------------------------      (Inception) to
                                                     September 30, 2003       September 30, 2002      September 30, 2003
                                                     ----------------------   ---------------------   ---------------------
Cash flows from operating activities
Net (loss)                                           $          (1,204,770)   $         (3,726,180)   $         (5,942,726)
Shares issued for services                                         516,662               1,892,384               2,675,612
Shares issued for financing costs                                        -                  78,813                  78,813
Shares issued for cancellation of note payable                           -                 749,271                 749,271
Shares issued for cancellation of interest payable                       -                  12,983                  12,983
Depreciation                                                       203,982                 204,126                 540,496
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      (Increase) in accounts receivable                                  -                    (412)                      -
      Increase (decrease) in accounts payable                      (15,171)                257,254                 360,382
      Increase in accrued executive compensation                   439,900                 401,907               1,080,413
      Increase in due to employees                                       -                     600                       -
                                                     ----------------------   ---------------------   ---------------------
Net cash provided (used) by operating activities                   (59,397)               (129,254)               (444,756)
                                                     ----------------------   ---------------------   ---------------------

Cash flows from investing activities                                     -                       -                       -
                                                     ----------------------   ---------------------   ---------------------

Cash flows from financing activities
    Checks issued in excess of cash available                            -                  (9,208)                      -
    Proceeds from notes payable                                          -                       -                 150,000
    Shareholder loans                                                8,750                 116,900                 231,352
    Interest payable to shareholder                                 24,289                   8,594                  30,289
    Subscription receivable                                              -                       -                  (3,257)
    Common stock                                                         -                  12,572                  36,408
    Cash transferred at merger                                           -                       -                       -
                                                     ----------------------   ---------------------   ---------------------
Net cash provided by financing activities                           33,039                 128,858                 444,792
                                                     ----------------------   ---------------------   ---------------------

Net increase (decrease) in cash                                    (26,358)                   (396)                     36
Cash - beginning                                                    26,394                     396                       -
                                                     ----------------------   ---------------------   ---------------------
Cash - ending                                        $                  36    $                  -    $                 36
                                                     ======================   =====================   =====================

Supplemental disclosures:
    Interest paid                                    $                   -    $                  -    $                  -
                                                     ======================   =====================   =====================
    Income taxes paid                                $                   -    $                  -    $                  -
                                                     ======================   =====================   =====================


The accompanying notes are an integral part of these financial statemetns.

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

As of September 30, 2003, the Company had fixed assets totaling $1,336,862 and accumulated depreciation of $540,496. The Company recorded depreciation expense of $203,982 during the nine months ended September 30, 2003.

Note 3 - Notes Payable

Notes payable is comprised of the following:

Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                                                    $  210,291
                                                                                     ==========

Note payable to DynaPure Technologies, Inc.,
interest at 8%, principal and interest due on
June 1, 2003  No definitive agreement to extend
the terms as of September 30, 2003.                                                  $  100,000
                                                                                     ==========

Note payable to RRTS  Acquisition  Corp,  interest at 8%, principal and interest due on June 1, 2003 No definitive agreement to extend
the terms as of September 30, 2003                                                   $   50,000
                                                                                     ==========


The Company accrued $24,288 in interest expense during the nine months ended September 30, 2003.

                          Brands Shopping Network, Inc.
                                      Notes


Note 4 - Stockholder's equity

On March 12, 2003, the Company issued  1,519,595  shares of its $0.001 par value
common  stock  in  exchange  for   consulting   services   rendered  by  Company
shareholders, officers and directors valued at $516,662.

Note 5 - Warrants and options

No warrants or options were exercised during the nine months ending September 30, 2003.

Note 6 - Related party transactions

On March 12, 2003, the Company issued  1,519,595  shares of its $0.001 par value
common  stock  in  exchange  for   consulting   services   rendered  by  Company
shareholders, officers and directors valued at $516,662.

The Company accrued $439,901 in salaries expense to Company officers and shareholders during the nine months ended September 30, 2003.

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

         During the fiscal quarter ended September 30, 2003, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are in default on our notes to DynaPure Technologies, Inc. and RRTS Acquisition Corp. The notes total $150,000 and the lenders have threatened litigation.

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


Date:  October 22, 2003                 Brands Shopping Network, Inc.



                                        By: /s/ Ian Valentine
                                            -----------------------------------
                                            Ian Valentine
                                            Chief Executive Officer

                                        By: /s/ Mark Noffke
                                            -----------------------------------
                                            Mark Noffke
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)