Form 10QSB/A
period 2003-09-30
BRANDS SHOPPING NETWORK INC
filed 2003-11-14
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2003
                                        ------------------

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
--------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                  13431 Beach Avenue, Marina Del Ray, CA 90292
                    (Address of principal executive offices)

                                 (310) 821-5200
                           (Issuer's telephone number)

       5815 North Black Canyon Highway, Suite 100, Phoenix, Arizona 85015
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,803,895 shares of common stock, $0.001 par value as of November 13, 2003

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                          Brands Shopping Network, Inc.
                                Table of Contents



                           PART II - Other Information

Item                                                                    Page

6a.  Exhibits

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 2003             Brands Shopping Network, Inc.


                                    By: /s/ Ian Valentine
                                        ----------------------------
                                        Ian Valentine
                                        Chief Executive Officer

                                    By: /s/ Mark Noffke
                                        ----------------------------
                                        Mark Noffke
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)