Form 10KSB
period 2003-12-31
BRANDS SHOPPING NETWORK INC
filed 2004-04-01
CIK 1137031

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to__________.

                        Commission File Number 000-32473

                          Brands Shopping Network, Inc.
                 (Name of small business issuer in its charter)


                 Nevada                            91-2037688
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                    13431 Beach Ave, Marina del Rey, CA 90292
                    -----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:   (310) 821-5200
                           --------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

      State issuer's revenues for its most recent fiscal year: $ 0.00

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 9,161,895 shares held by non-affiliates and the closing price of $0.11 per share for the common stock on the over-the counter market as of March 29, 2004): $1,007,808.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,161,895 shares of common stock as of March 29, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__

                                   FORM 10-KSB

                                      INDEX
PART I                                                                  PAGE

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

      Brands Shopping Channel will have 8 30-second ads available during a 30-minute show. We will offer these ads to our retailers as a profit center opportunity. Retailers may take the ads at a discounted rate available during their segments and in turn, sell or co-op them back to their suppliers and manufacturers.

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

      All of the Brands Interactive shopping offerings will provide cable and satellite companies with content and product and transaction-based revenue through their digitally deployed systems. Cable Operators and Digital Satellite Broadcasters will benefit from a new revenue stream as they receive a revenue-sharing percentage from the Brands Interactive shopping services.

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

CABLE TELEVISION DISTRIBUTION

      Our Company is in the final stage of affiliation agreement negotiations with cable system operators to carry Brands Shopping Channel. The negotiations suggest these will be multi-year arrangements, and will obligate the cable operator to assist with the promotional efforts of our Company by carrying commercials promoting Brands Shopping Channel and by distributing Brands' marketing materials to the cable operator's subscribers. All cable operators will receive significant compensation for carriage, including a commission based on a percentage of our Company's revenues derived within the cable operator's franchise area and, generally, additional compensation consisting of the purchase of advertising availability from cable operators on other programming networks, commission guarantees for the operator, or upfront payments to the operator in return for commitments to deliver a minimum number of Brands Shopping Channel subscribers for a certain number of years. While the cessation of carriage by a major cable operator would have a negative impact on the financial results of our Company, we intend to successfully manage the distribution agreement process and believe we will be able to do so.

DIRECT BROADCAST SATELLITE DISTRIBUTION

      Our Company is in the final stage of affiliation agreement negotiations with direct broadcast satellite operators to carry Brands Shopping Channel. The negotiations suggest these will be multi-year arrangements, and will obligate the direct broadcast satellite operator to deliver a minimum number of Channel subscribers throughout the term in consideration for a distribution payment and a commission based on a percentage of our Company's revenues which are derived from the satellite operator's subscribers. The direct broadcast satellite operators will also be obligated to assist with the promotional efforts of our Company by carrying commercials promoting Brands Shopping Channel and by distributing our Company's marketing materials to its subscribers.

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

EMPLOYEES

      As of March 29, 2004, Brands had 1 full-time employee and is utilizing various consultants.

                         ITEM 2. DESCRIPTION OF PROPERTY

Arizona. On January 1, 2002, Brands entered into a month-to-month lease agreement for approximately 3,600 square feet of space at a rent of $1.25 per square foot per month in an office building located in Phoenix, Arizona. No amounts were paid in 2003 related to this lease. We believe the facilities are adequate for the near future.

California. In April 2002, Brands entered into a month-to-month lease agreement for approximately 750 square feet of space at a rent of $2.00 per square foot per month in a studio located in Marina del Rey, California. A total of $2,437.5 was paid in 2003 related to this lease. The Company terminated this lease in January of 2003.

                            ITEM 3. LEGAL PROCEEDINGS

      We are currently in default on a promissory note in the amount of $155,000. Our Company is not a party to any other legal proceedings.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


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

                  FISCAL YEAR ENDED DECEMBER 31, 2003

                              HIGH              LOW
                              ----              ---
           First quarter                        $1.23            $0.31
  Second quarter              $0.48             $0.05
  Third quarter               $0.72             $0.21
  Fourth quarter              $0.29             $0.11


NUMBER OF SHAREHOLDERS

      The number of beneficial holders of record of our Company Common Stock as of the close of business on March 29, 2004 was approximately 220.

DIVIDEND POLICY

      To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near future. Our Company intends to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On March 12, 2003, the Company issued a total of 1,519,595 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $516,662.

On January 23, 2004, the Company issued a total of 200,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $18,700.

On February 9, 2004, the Company issued a total of 158,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $14,811.

      There have been no other issuances of common stock or preferred stock during our Company's Fiscal Year ended December 31, 2003.

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

      We anticipate that over the next two years we will need approximately $20 million to completely implement our business plan and approximately $1 million for working capital and general corporate purposes. We will increase our administrative resources to support the hiring of an estimated 30 additional employees that will enable us to expand our capacity. We intend to obtain the necessary funds to launch our complete business plan by selling shares of our common stock to investors and continuing to use our common stock to pay for consulting and professional services. In addition, we believe that transaction fees we receive for the products that are sold through our shopping channel, revenues from advertising sales, revenues from interactive transactions or debt financing, may fulfill our future cash requirements.

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

      During Fiscal 2003, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's Common Stock and we intend to continue to take steps to conserve cash.

                          ITEM 7. FINANCIAL STATEMENTS

      The full text of our Company's audited consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 begins on page F-1 of this Report and is incorporated herein by reference.

               ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Executive Officers of our Company as of December 31, 2003 were:

 Name                  Age     Position

 Ian Valentine         50      Chief Executive Officer, Chairman of the Board,
                               Director
 Mark V. Noffke        48      Chief Financial Officer


EXECUTIVE MANAGEMENT

      Our Company's Board of Directors currently consists of one (1) member. Directors are elected for a period of one year at our Annual Meeting of Shareholders and serves until the next annual meeting or until his or her successor is duly elected and qualified. Our Board of Directors elects executive officers on an annual basis. Executive officers serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or any employees of our Company. Executive officers are appointed and serve at the discretion of the Board of Directors, subject to any applicable employment contracts.

Ian Valentine, Chief Executive Officer, Chairman of the Board and Director - Mr. Valentine was elected as a Director in January 2002 and was elected as the Chief Executive Officer of the Company in May 2004. Mr. Valentine currently holds the position of Senior Vice President, Programming for the SciFi Channel, a division of USA Networks. In this position he manages the development, production, scheduling, and marketing of episodic and long form programming. He specifically handled "Farscape," "The Invisible Man," "News From The Edge," "Outer Limits," and "First Wave". In addition, Mr. Valentine oversees movies, most notably "Dune," which was the highest rated program ever for the channel. Mr. Valentine previously served as Vice President of Long Form Programming for USA Networks from February 1995 to July 1998. Prior to joining USA Networks in November 2001, Mr. Valentine held the position of Executive Vice President, Business Development with Extend Media from January 2000 to June 2000. In this position, he generated business and strategic opportunities for Extend Media into the new media and Interactive Television space. He developed relationships with television brand owners and turned those brands into businesses in on-line, Interactive Television and wireless platforms. Prior to Extend Media, Mr. Valentine owned and operated Light Storage, Inc., a production company from July 1998 to June 1999. Mr. Valentine holds a Bachelor of Arts degree from Antioch College. He also obtained his MFA in Motion Picture Production from UCLA and an MBA from Stanford Graduate School of Business.

Mark V. Noffke, Chief Financial Officer and Secretary - Mr. Noffke was appointed Chief Financial Officer of our Company in January 2002. Mr. Noffke has twenty seven years of financial experience. He has served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc. since its inception in 1996. From 1985 until 1996, Mr. Noffke served as the Corporate Controller of Stone Forest Industries, Inc. During this period, Mr. Noffke implemented international  accounting  systems  for  Stone's  Central  American  operations, conducted acquisition analysis of various wood product entities and provided management and accounting services for Stone's $1.6 billion United States fiber procurement program. The divisional controller position within the Stone environment effectively has the responsibilities of the Chief Financial Officer of the division. This position required both the financial, and more importantly, the operational knowledge of the forest products business. Mr. Noffke was also employed with Stone in several other capacities for more than twenty years. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University.


                         ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation paid for the fiscal years ended December 31, 2003 and 2002 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer or Director with paid salary over $100,000 per year.


--------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARD
                                                         OTHER ANNUAL      RESTRICTED
   NAME AND PRINCIPAL               SALARY    BONUS      COMPENSATION ($)    STOCK            SECURITIES
        POSITION           YEAR      ($)       ($)                          AWARD(S)       OPTIONS/WARRANTS
                                                                              ($)              SARS (#)
--------------------------------------------------------------------------------------------------------------
Ian Valentine, Chief
Executive Officer         2003        0         0              0               0                   0

W. Thomas Oliver, Chief
Executive Officer(1)      2003        0         0              0            333,000                0

W. Thomas Oliver, Chief
Executive Officer (1)     2002        0         0              0               0                190,000
--------------------------------------------------------------------------------------------------------------


(1) Mr. Oliver resigned as Chief Executive Officer of our Company on April 1, 2003. ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2003, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, and (ii) each of our directors, and named executive officers. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our Company's principal executive offices located at 13431 Beach Ave, Marina del Rey, CA 90292.

                                                   NUMBER OF       PERCENTAGE
                      SHAREHOLDER (1)             SHARES (2)        OWNERSHIP
                      ---------------             ----------        ---------
                      Ian Valentine                   21,252             *
                      Mark V. Noffke                  26,564             *
                      Century Partners, Ltd        1,748,880           19.1%

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

* Less than 1%.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                 ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

None

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $11,250 and $11,250, respectively.


AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                                   BRANDS SHOPPING NETWORK, INC.
                                                   (Registrant)


                                                 By /s/  Ian Valentine
                                                 ---------------------------
                                                 Ian Valentine
                                                 Chief Executive Officer
                                                 Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                        Date
---------                -----                                        ----

/s/ W. Thomas Oliver     Chief Executive Officer, Sole Director   March 30, 2004
    ----------------
    W. Thomas Oliver

/s/ Mark V. Noffke       Chief Financial Officer                  March 30, 2004
    --------------
    Mark V. Noffke

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                                DECEMBER 31, 2003

                                       AND

                            STATEMENTS OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                                 FOR THE PERIOD
                                FEBRUARY 16, 2001
                               (DATE OF INCEPTION)
                                     THROUGH
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS




                                                                    PAGE

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

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                        3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Brands Shopping Network, Inc.
Newport Beach, CA

We have audited the Balance Sheet of Brands Shopping Network, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended, and for the period February 16, 2001 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brands Shopping Network, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year then ended, and for the period February 16, 2001 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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



March 30, 2004

                   BRANDS SHOPPING NETWORK, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                    Consolidated Balance Sheets
                                                                 December 31,
                                                                    2003
                                                                -------------
ASSETS

Current assets:
    Cash                                                        $          27
                                                                --------------
      Total current assets                                                 27
                                                                --------------

Fixed assets, net                                                     728,374

                                                                --------------
                                                                $     728,401
                                                                ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                            $     361,659
    Accrued executive compensation                                    959,493
    Notes payable                                                     150,000
    Shareholder loans                                                 210,291
    Interest payable to shareholder                                    38,614
                                                                --------------
      Total current liabilities                                     1,720,057
                                                                --------------

Stockholders' (deficit):

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                          -
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 8,803,895 shares issued and outstanding               8,803
    Additional paid-in capital                                      4,902,207
    Subscriptions receivable                                           (3,257)
    (Deficit) accumulated during development stage                 (5,899,409)
                                                                --------------
                                                                     (991,656)
                                                                --------------

                                                                $     728,401
                                                                ==============

              BRANDS SHOPPING NETWORK, INC.
              (a Development Stage Company)
          Consolidated Statements of Operations

                                                                     For the years ended
                                                                         December 31,              February 16, 2001
                                                                -------------------------------    (Inception) to
                                                                     2003             2002         September 30, 2003
                                                                --------------   --------------    --------------


Revenue                                                         $           -    $         759     $          759
                                                                --------------   --------------    --------------
Expenses:
   Consulting fees - related party                                    563,661        2,748,016          3,484,867
   Salaries expense                                                   273,981          572,699            846,680
   Sales and marketing                                                      -          395,809            479,434
   Depreciation                                                       271,976          272,121            608,490
   General and administrative                                          19,222          327,712            406,930
                                                                --------------   --------------    ---------------
     Total expenses                                                 1,128,840        4,316,357          5,826,401
                                                                --------------   --------------    ---------------

Other (expense):
   Other expense                                                            -              (57)               (57)
   Interest expense                                                   (32,613)         (38,556)           (73,710)
                                                                --------------   --------------    ---------------

Net (loss)                                                      $  (1,161,453)   $  (4,354,211)    $   (5,899,409)
                                                                ==============   ==============    ===============

Weighted average number of
   common shares outstanding - basic and fully diluted              8,557,587        3,552,515
                                                                ==============   ==============

Net (loss) per share - basic & fully diluted                    $       (0.14)   $       (1.23)
                                                                ==============   ==============


                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                               Common Stock       Additional Subscriptions   During       Total
                                                         ----------------------    Paid-in      Payable    Development Stockholders'
                                                           Shares       Amount     Capital    (Receivable)    Stage     (Deficit)
                                                         ---------    ---------   ---------   ----------   ---------   ----------
Balance at December 31, 2001                               179,271   $   5,737   $ 260,728   $  15,000    $      --    $ 281,465

  Issued for services                                        1,563          50       1,700          --                     1,750

  Shares issued for cash and note receivable               312,500      10,000      33,125     (33,125)                   10,000

  Cancellation of subscriptions receivable                      --          --          --      18,125                    18,125

  Reclassification of paid-in capital                           --     (13,813)     13,813          --                        --

  Shares issued for merger                               5,310,588      21,242   1,099,737      (3,257)    (383,745)     733,977

  Shares issued for consulting services                     37,500         150     278,975          --                   279,125

  Shares issued for consulting services - related part      20,000          80     131,920          --                   132,000

  Reclassification of paid-in capital                           --     (17,585)     17,585          --                        --

  Shares issued for consulting services - related party    210,000         210     569,627          --                   569,837

  Shares issued for consulting services - related party    100,000         100     474,900          --                   475,000

  Shares issued for consulting services - related party     50,000          50     224,950          --                   225,000

  Shares issued for consulting services - related party     35,000          35     122,465          --                   122,500

  Shares issued for consulting services - related party     20,000          20      76,980          --                    77,000

  Shares issued for consulting services - related party    185,000         185     240,315          --                   240,500

  Shares issued for financing costs                         60,625          61      78,752          --                    78,813

  Shares issued for debt extinguishment
    and for consulting services                            596,564         597     595,967          --                   596,564

  Shares issued for debt extinguishment                    165,690         166     165,524          --                   165,690

  Net (loss) for the year ended December 31, 2002                                                        (4,354,211)  (4,354,211)
                                                        ----------  ---------- -----------  ----------  -----------  -----------
Balance at December 31, 2002                             7,284,300       7,284   4,387,064      (3,257)  (4,737,956)    (346,865)

    Shares issued for
      consulting services - related party                1,519,595       1,520     515,142                               516,662

    Net (loss) for the year ended December 31, 2003                                                      (1,161,453)  (1,161,453)
                                                        ----------- ---------- -----------  ----------  -----------  -----------

Balance at December 31, 2003                             8,803,895  $    8,803 $ 4,902,207  $   (3,257) $(5,899,409) $  (991,656)
                                                        =========== ========== ===========  ==========  ===========  ===========


                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          February 16, 2001
                                                             For the years ended           (Inception) to
                                                                 December 31,               December 31,
                                                       --------------------------------    --------------
                                                            2003              2002              2003
                                                       --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                             $   (1,161,453)   $   (4,354,211)    $  (5,899,409)
Shares issued for services                                    516,662         2,748,016         3,484,867
Shares issued for financing costs                                   -            78,813            78,813
Depreciation                                                  271,976           272,121           608,490
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      Increase (decrease) in accounts payable                 (13,896)          278,408           361,659
      Increase in accrued executive compensation              318,980           637,971           959,493
                                                       --------------    --------------    --------------
Net cash provided (used) by operating activities              (67,731)         (338,882)         (406,087)
                                                       --------------    ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of cash available                       -            (13,464)                -
    Proceeds from notes payable                                     -            150,000           150,000
    Proceeds from shareholder loans                             8,750            201,541           210,291
    Interest payable to shareholder                            32,614              6,000            39,080
    Subscription receivable                                         -             11,199            (3,257)
    Common stock                                                    -             10,000            10,000
                                                       --------------    ---------------   --------------
Net cash provided by financing activities                      41,364            365,276           406,114
                                                       --------------    ---------------   --------------

Net increase (decrease) in cash                               (26,367)            26,394                27
Cash - beginning                                               26,394                  -                 -
                                                       --------------    ---------------   --------------
Cash - ending                                          $           27     $       26,394    $           27
                                                       ==============    ===============   ==============

Supplemental disclosures:
    Interest paid                                      $            -     $            -   $           -
                                                       ==============    ===============   ==============
    Income taxes paid                                  $            -     $            -   $           -
                                                       ==============    ===============   ==============


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

Consolidation policy
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003.

Advertising Costs
The Company expenses all costs of advertising as incurred. Advertising costs totaling $-0- were included in sales and marketing expenses for the year ended December 31, 2003.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

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

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of such interpretation does not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

The Company had fixed assets totaling $1,336,862 and recorded depreciation expense of $271,976 and $272,121 for the years ended December 31, 2003 and 2002, respectively.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                 U.S federal statutory rate      (34.0%)

                                 Valuation reserve                34.0%
                                                                  -----

                                 Total                              - %
                                                                  =====

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $5,899,409 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2003.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses totaling $959,493 at December 31, 2003, consists primarily of unpaid officer compensation and reimbursable expenses.

NOTE 6 - NOTES PAYABLE

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                         $ 210,291
                                                          =========



Note payable to DynaPure Technologies, Inc.,
interest at 8%, principal and interest due on
June 1, 2004                                             $  100,000
                                                         ==========



Note payable to RRTS Acquisition Corp,
interest at 8%, principal and interest due on
June 1, 2004                                             $   50,000
                                                         ==========

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company was loaned $210,291 as of December 31, 2003 from Imagine Capital Partners, Inc., a shareholder. The note is due December 31, 2007, and bears interest at the rate of 10% per annum.

On March 12, 2003, the Company issued  1,519,595  shares of its $0.001 par value
common  stock  in  exchange  for   consulting   services   rendered  by  Company
shareholders, officers and directors valued at $516,662.

The  Company  owed  $959,493  in  salaries   expense  to  Company  officers  and
shareholders as of December 31, 2003.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

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

NOTE 9 - WARRANTS

On February 20, 2002, the Company issued 300,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is 100,000 warrants at $1 per share of common stock, 100,000 warrants at $2 per share of common stock, and 100,000 warrants at $2.50 per share of common stock exercisable over a period of three years. No warrants have been exercised as of December 31, 2003.

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

No warrants were exercised during the year ended December 31, 2003, and all warrants are considered to be anti-dilutive at December 31, 2003.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

NOTE 10 - OPTIONS

On June 10, 2002, the Company issued a total of 500,000 options to purchase the Company's $0.001 par value common stock on a one-for-one basis. The option exercise price is 500,000 warrants at $1.30 per share of common stock exercisable over a period of ten years, assuming the optionee remains in service with the Company.

No options were exercised during the year ended December 31, 2003, and all options are considered to be anti-dilutive at December 31, 2003.

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