Form 10QSB
period 2004-03-31
BRANDS SHOPPING NETWORK INC
filed 2004-07-09
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                         Commission file no: 000-32473


                          BRANDS SHOPPING NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                          91-2037688
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,161,895 shares of common stock, $0.001 par value, as of July 9, 2004

Transitional Small Business Disclosure Format (Check one):  Yes [_]     No [X]

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

6.    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets

                                                                    (unaudited)
                                                                     March 31,
                                                                        2004
                                                                    -----------
ASSETS

Current assets:
    Cash                                                            $        41
                                                                    -----------
      Total current assets                                                   41
                                                                    -----------

Fixed assets, net                                                        31,734
                                                                    -----------
                                                                    $    31,775
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $   363,439
    Accrued executive compensation                                      959,493
    Notes payable                                                       150,000
    Shareholder loans                                                   215,291
    Interest payable to shareholder                                      46,925
                                                                    -----------
      Total current liabilities                                       1,735,148
                                                                    -----------

Stockholders' (deficit):
    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 9,161,895 shares issued and outstanding                 9,162
    Additional paid-in capital                                        4,935,319
    Subscriptions receivable                                             (3,257)
    (Deficit) accumulated during development stage                   (6,644,597)
                                                                    -----------
                                                                     (1,703,373)
                                                                    -----------

                                                                    $    31,775
                                                                    ===========

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                 For the three months ended
                                                           March 31,            February 16, 2001
                                                 ----------------------------     (Inception) to
                                                    2004              2003        March 31, 2004
                                                 -----------      -----------      -----------
Revenue                                          $        --      $        --      $       759
                                                 -----------      -----------      -----------

Expenses:
   Consulting fees - related party                    33,473          516,662        3,518,340
   Salaries expense                                       --          137,601          846,680
   Sales and marketing                                    --               --          479,434
   Depreciation                                        3,819           67,994          612,309
   Loss on impairment of assets                           --               --          692,819
   General and administrative                          6,766           15,637          413,696
                                                 -----------      -----------      -----------
    Total expenses                                    44,058          737,894        6,563,278
                                                 -----------      -----------      -----------

Other (expense):
   Other expense                                          --               --              (57)
   Interest expense                                   (8,311)          (7,928)         (82,021)
                                                 -----------      -----------      -----------

Net (loss)                                       $   (52,369)     $  (745,822)     $(6,644,597)
                                                 ===========      ===========      ===========

Weighted average number of
   common shares outstanding -
   basic and fully diluted                         9,161,895        7,087,750
                                                 ===========      ===========

Net (loss) per share - basic & fully diluted     $     (0.01)     $     (0.11)
                                                 ===========      ===========

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                      For the three months ended
                                                     ---------------------------    February 16, 2001
                                                       March 31,      March 31,       (Inception) to
                                                          2004           2003         March 31, 2004
                                                     -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $   (52,369)     $  (745,822)     $(6,644,597)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
Shares issued for services                                33,473          516,662        3,518,340
Shares issued for financing costs                             --               --           78,812
Depreciation                                               3,819           67,994          612,776
Loss on impairment of assets                                  --               --          692,819
Changes in operating assets:
      (Increase) in accounts receivable                       --               --               --
      Increase (decrease) in accounts payable              1,780           (7,671)         363,439
      Increase in accrued executive compensation              --          137,600          959,493
                                                     -----------      -----------      -----------
Net cash (used) by operating activities                  (13,297)         (31,237)        (418,918)
                                                     -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES                          --               --               --
                                                     -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable                               --               --          150,000
    Shareholder loans                                      5,000               --          215,291
    Interest payable to shareholder                        8,311            7,929           46,925
    Subscription receivable                                   --               --           (3,257)
    Common stock                                              --               --           10,000
                                                     -----------      -----------      -----------
Net cash provided by financing activities                 13,311            7,929          418,959
                                                     -----------      -----------      -----------

Net increase (decrease) in cash                               14          (23,308)              41
Cash - beginning                                              27           26,394               --
                                                     -----------      -----------      -----------
Cash - ending                                        $        41      $     3,086      $        41
                                                     ===========      ===========      ===========

Supplemental disclosures:
    Interest paid                                    $        --      $        --      $        --
                                                     ===========      ===========      ===========
    Income taxes paid                                $        --      $        --      $        --
                                                     ===========      ===========      ===========

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - FIXED ASSETS AND LOSS ON IMPAIRMENT OF ASSETS

Fixed  assets  are  recorded  at  cost.   Depreciation  is  computed  using  the
straight-line method. Estimated service lives of fixed assets are 5 years.

The Company had fixed assets totaling $31,734 and recorded depreciation expense of $3,819 during the three months ended March 31, 2004.

On December 31, 2003, the Company analyzed its software asset for impairment and determined that it was impaired due to the non-execution of its business plan historically, and its inability to determine future operating expectations. As a result, the Company wrote down $692,819 of software to "Loss on Impairment of Assets" as of December 31, 2003.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:

Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                                  $    210,291
                                                                   ============

Note payable to RRTS Acquisition Corp,
interest at 8%, principal and interest due on
June 1, 2004                                                       $    100,000
                                                                   ============

Note payable to DynaPure Technologies, Inc.,
interest at 8%, principal and interest due on
June 1, 2004                                                       $     50,000
                                                                   ============


The Company accrued $8,311 in interest expense during the three months ended March 31, 2004.

NOTE 4 - STOCKHOLDER'S EQUITY

On January 23, 2004, the Company issued 358,000 shares of its $0.001 par value common stock in exchange for consulting services rendered by consultants valued at $33,473.

NOTE 5 - WARRANTS AND OPTIONS

No warrants or options were exercised during the three months ending March 31, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company owed $959,493 in salaries to Company officers and shareholders as of March 31, 2004.

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

      During the fiscal quarter ended March 31, 2004, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.

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

There have been no other issuances of common stock or preferred stock during our Company's Quarter ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  Certifications

(b)   Reports on Form 8-K

      The Registrant filed a current report on Form 8-K with the Securities and Exchange Commission on February 1, 2002. No other Form 8-K have been filed since that date.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 9, 2004                     Brands Shopping Network, Inc.



                                        By: /s/ Ian Valentine
                                            Ian Valentine
                                            Chief Executive Officer

                                        By: /s/ Mark Noffke
                                            Mark Noffke
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)