Form 10QSB
period 2004-06-30
BRANDS SHOPPING NETWORK INC
filed 2004-08-16
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,178,294 shares of common stock, $0.001 par value, as of August 16, 2004.

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

6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets


                                                              (unaudited)
                                                               June 30,
                                                                 2004
                                                            --------------
ASSETS

Current assets:
    Cash                                                    $          483
                                                            --------------
      Total current assets                                             483
                                                            --------------

                                                            $          483
                                                            ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                        $      375,255
    Accrued executive compensation                                 959,493
    Notes payable                                                  150,950
    Shareholder loans                                              215,291
    Interest payable to shareholder                                 55,284
                                                            --------------
      Total current liabilities                                  1,756,273
                                                            --------------

Stockholders' (deficit):

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                      --
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 9,178,294 shares issued and outstanding            9,178
    Additional paid-in capital                                   4,935,326
    Subscriptions receivable                                        (3,273)
    (Deficit) accumulated during development stage              (6,697,021)
                                                            --------------
                                                                (1,755,790)
                                                            --------------

                                                            $          483
                                                            ==============

                                       SO
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                        For the three months ended     For the six months ended
                                                                 June 30,                       June 30,         February 16, 2001
                                                        --------------------------    --------------------------  (Inception) to
                                                            2004           2003           2004           2003      June 30, 2004
                                                        -----------    -----------    -----------    -----------   -------------
Revenue                                                 $        --    $        --    $        --    $        --    $       759
                                                        -----------    -----------    -----------    -----------    -----------

Expenses:
   Consulting fees - related party                           10,000        129,500         43,473        646,162      3,528,340
   Salaries expense                                              --             --             --        137,601        846,680
   Sales and marketing                                           --             --             --             --        479,434
   Depreciation                                               7,169         67,994         10,988        135,988        619,478
   Loss on impairment of assets                              24,566             --         24,566             --        717,385
   General and administrative                                 2,330         10,768          9,096         26,405        416,026
                                                        -----------    -----------    -----------    -----------    -----------
    Total expenses                                           44,065        208,262         88,123        946,156      6,607,343
                                                        -----------    -----------    -----------    -----------    -----------

Other (expense):
   Other expense                                                 --             --             --             --            (57)
   Interest expense                                          (8,359)        (8,136)       (16,670)       (16,064)       (90,380)
                                                        -----------    -----------    -----------    -----------    -----------

Net (loss)                                              $   (52,424)   $  (216,398)   $  (104,793)   $  (962,220)   $(6,697,021)
                                                        ===========    ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding - basic and fully            9,178,294      8,803,895      9,178,294      8,308,557
                                                        ===========    ===========    ===========    ===========

Net (loss) per share - basic & fully diluted            $     (0.01)   $     (0.02)   $     (0.01)   $     (0.12)
                                                        ===========    ===========    ===========    ===========

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                       For the six months ended       February 16, 2001
                                                   --------------------------------   (Inception) to
                                                   June 30, 2004     June 30, 2003     June 30, 2004
                                                   --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                         $     (104,793)   $     (962,220)   $   (6,697,021)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
Shares issued for services                                 33,473           516,663         3,518,348
Shares issued for financing costs                              --                --            78,812
Depreciation                                               10,988           135,988           619,477
Loss on impairment of assets                               24,566                --           717,385
Changes in operating assets & liabilities:
      (Increase) in accounts receivable                        --                --                --
      Increase (decrease) in accounts payable              13,588           (13,071)          375,255
      Increase in accrued executive compensation               --           275,200           959,493
                                                   --------------    --------------    --------------
Net cash (used) by operating activities                   (22,178)          (47,440)         (428,251)
                                                   --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                               950                --           150,950
    Shareholder loans                                       5,000             6,250           215,291
    Interest payable to shareholder                        16,670            16,065            55,750
    Subscription receivable                                    --                --            (3,257)
    Common stock                                               --                --            10,000
                                                   --------------    --------------    --------------
Net cash provided by financing activities                  22,620            22,315           428,734
                                                   --------------    --------------    --------------

Net increase (decrease) in cash                               442           (25,125)              483
Cash - beginning                                               41            26,394                --
                                                   --------------    --------------    --------------
Cash - ending                                      $          483    $        1,269    $          483
                                                   ==============    ==============    ==============

Supplemental disclosures:
    Interest paid                                  $           --    $           --    $           --
                                                   ==============    ==============    ==============
    Income taxes paid                              $           --    $           --    $           --
                                                   ==============    ==============    ==============

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

The Company had fixed assets totaling $24,566 and recorded depreciation expense of $10,987 during the six month period ended June 30, 2004.

On June 30, 2004, the Company analyzed its furniture and equipment asset values for impairment and determined that it was impaired due to the non-execution of its business plan historically, and its inability to determine future operating expectations. As a result, the Company wrote down $24,566 of furniture and equipment to "Loss on Impairment of Assets" as of June 30, 2004.

NOTE 3 - NOTES PAYABLE

Notes payable is comprised of the following:


Note payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                            $  210,291
                                                             ==========



Note payable to RTTS Acquisition Corp.
interest at 8%, principal and interest due on
June 1, 2003                                                 $  100,000
                                                             ==========


Note payable to DynaPure Technologies, Inc.
interest at 8%, principal and interest due on
June 1, 2003                                                 $   50,000
                                                             ==========


The Company accrued $16,670 in interest expense during the six month period ended June 30, 2004.

                         BRANDS SHOPPING NETWORK, INC.
                                      NOTES


NOTE 4 - STOCKHOLDER'S EQUITY

On January 23, 2004,  the Company  issued 358,000 shares of its $0.001 par value
common  stock  in  exchange  for   consulting   services   rendered  by  Company
shareholders, officers and directors valued at $33,473.

There were no other issuances of common stock for the period ended June 30, 2004.

NOTE 5 - WARRANTS AND OPTIONS

No warrants or options were exercised during the period ending June 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company owed $959,493 in salaries to Company officers and shareholders as of June 30, 2004.

NOTE 7 - LEGAL PROCEEDINGS

On June 1, 2003, the Company defaulted on their obligation to pay the outstanding amounts due to RTTS Acquisition Corp. and DynaPure Technologies, Inc. (collectively referred to as "RTTS") per signed loan agreements dated December 1, 2002. On or about September 9, 2003, a complaint was filed with the Superior Court of California by RTTS for restitution of the defaulted promissory note. On March 23, 2004 RTTS entered its Judgment by Default against the Company in the amount of $168,435, which includes attorney fees, costs and interest after judgment at the legal rate.

NOTE 8 - SUBSEQUENT EVENTS

On July 31, 2004, the Company signed an Amended and Restated, twelve-month Convertible Promissory Note with Yulie, LLC, ("Yulie") in the amount of $267,335 with a stated interest rate of 10% per annum. Whereby Yulie agreed to pay RTTS the principal sum of $150,000 on behalf of the Company and RTTS agreed to accept said payment as payment in full for all debt owed by the Company. RTTS also agreed, upon receipt of funds, to file with the Court a Satisfaction of Judgment. In addition to the aforementioned payment, Yulie will assume other debts of the Company.

On August 5, 2004, the Company entered into an "Agreement and Plan of Merger" with a third party, whereby the third party shall be the surviving corporation. The closing of the transaction will occur as promptly as practicable upon completion of due diligence and satisfaction or waiver of conditions set forth in the agreement.

Per the Agreement, the Company shall cause a 40:1 reverse stock split of its common stock to be effected prior to the closing. Upon closing, each share of the Company's common stock, par value $.001 per share shall be automatically converted into one fully paid non-assessable share of common stock, no par value per share, of the Surviving Corporation.

                         BRANDS SHOPPING NETWORK, INC.
                                      NOTES


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

         During the fiscal quarter ended June 30, 2004, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay portions of incurred consulting fees through the issuance of our Company's common stock and we intend to continue to take steps to conserve cash.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the prior quarter, the Company was in default on notes to DynaPure Technologies, Inc. and RTTS Acquisition Corp. The notes totaled $150,000 and the lenders threatened litigation. On July 29, 2004 the Company successfully negotiated a Settlement and Mutual Release Agreement with both DynaPure Technologies, Inc. and RTTS Acquisition Corp. The debt was acquired by a third party and DynaPure Technologies, Inc. and RTTS Acquisition Corp. have released the Company from any and all liability related to the notes.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There have been no issuances of common stock or preferred stock during our Company's Quarter ended June 30, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  Certifications

(b)   Reports on Form 8-K

      The Registrant filed a current report on Form 8-K with the Securities and Exchange Commission on February 1, 2002. No other Form 8-K has been filed since that date.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16 2004     Brands Shopping Network, Inc.



                          By: /s/ Ian Valentine
                             --------------------------------------------------
                                   Ian Valentine
                                   Chief Executive Officer

                          By: /s/ Mark Noffke
                             --------------------------------------------------
                                   Mark Noffke
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)






                        Certification of CEO Pursuant to
              Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Ian Valentine, the Chief Executive Officer of Brands Shopping Network, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Brands Shopping Network, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: August 16, 2004                       By:    /s/  Ian Valentine
                                                    -----------------------
                                                    Ian Valentine
                                                    Chief Executive Officer

                        Certification of CEO Pursuant to
              Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Mark V. Noffke, the Chief Financial Officer of Brands Shopping Network, Inc., certify that:




      1. I have reviewed this quarterly report on Form 10-QSB of Brands Shopping Network, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: August 16, 2004                         By:    /s/  Mark V. Noffke
                                                      -----------------------
                                                      Mark V. Noffke
                                                      Chief Financial Officer

                    Certification of CEO and CFO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-QSB of Brands Shopping Network, Inc. (the "Company") for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Ian Valentine, as Chief Executive Officer of the Company, and Mark V. Noffke, as Chief Financial Officer of the Company, each hereby certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of his and her knowledge, respectively, that:


      (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Ian Valentine
------------------------------
Name: Ian Valentine
Title: Chief Executive Officer
Dated: August 16, 2004


/s/  Mark V. Noffke
------------------------------
Name: Mark V. Noffke
Title: Chief Financial Officer
Dated: August 16, 2004




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Brands Shopping Network, Inc. and will be retained by Brands Shopping Network, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.