Form 10KSB/A
period 2003-12-31
BRANDS SHOPPING NETWORK INC
filed 2004-11-17
CIK 1137031

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):  Yes ___    No __X__

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 has been revised to certain additional disclosures, including among other things, the Company's status as a going concern, lack of an audit committee, the adoption of a code of ethics, and revisions to the financial statements. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                                   FORM 10-KSB

                                      INDEX
PART I
PAGE

Item 1.  DESCRIPTION OF BUSINESS                                               1
Item 2.  DESCRIPTION OF PROPERTY                                               5
Item 3.  LEGAL PROCEEDINGS                                                     6
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   6

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              6
Item 6.  PLAN OF OPERATIONS                                                    7
Item 7.  FINANCIAL STATEMENTS                                                  8
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                  8

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(9) OF THE EXCHANGE ACT                     8
Item 10. EXECUTIVE COMPENSATION                                               10
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       10
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       11
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                     11

SIGNATURES                                                                    12

PART IV

CONSOLIDATED FINANCIAL STATEMENTS                                             F1

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

ABOUT BRANDS SHOPPING NETWORK, INC.

      USA Dealers Auction.com, Inc. was incorporated on April 5, 2000 under the laws of the State of Nevada. At that time, we were a developmental stage company attempting to develop a business that offered automobile dealers an Internet-based venue to buy, sell and trade used cars online with other dealers and wholesalers. We had no operations then. On January 30, 2002, our Company consummated a merger with Brands Shopping Network, Inc., a Nevada corporation. Pursuant to the terms of the Agreement and Plan of Reorganization, Brands merged with and into our Company. Upon the closing of the merger, we amended our Articles of Incorporation to change our name to Brands Shopping Network, Inc.

Our independent outside accountants have included an explanatory paragraph in our financial statements included in our public filings stating that we have incurred operating losses in the last two years and that we are dependent on our management's ability to develop profitable operations, and that these factors, among others, may raise substantial doubt about our ability to continue as a going concern.

ABOUT OUR BUSINESS

      We have made efforts to provide a service that offers branded consumer products from nationally recognized retailers through television. We intend to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace. Our Company website is www.bsc.tv. At this time, we have no operations.

      Our Company intends to be neither a retailer nor a pure technology developer. Our business model has been to aggregate nationally branded retailers as the content and entertainment element for our commerce offerings. Brands' retailing, television, and operating experience along with our understanding of electronic retailing business requirements and process-driven technology implementations, provides the consumer with a quality buying experience. Television provides a far-reaching technology across many demographic and economic sectors and reaches a wide range of consumers. Our Company is focusing on developing two types of television commerce:

Brands Shopping Channel - Our Brands Shopping Channel would be similar to QVC, Home Shopping Network and ShopNBC (formerly Value Vision), but would be differentiated by offering name brand products in an entertaining manner by nationally recognized retailers. As opposed to being a retailer, we sought to partner with national retailers to be the merchant of record and will utilize their existing sales, service and distribution infrastructure to manage the sale and delivery of their products. The Brands Shopping Channel was designed to provide retailers the television services they need to sell products through an entertaining television program.

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

                  FISCAL YEAR ENDED DECEMBER 31, 2002

                                   HIGH                       LOW
                                   ----                       ---
First quarter                     $11.20                     $2.333
Second quarter                    $10.00                     $0.87
Third quarter                     $ 1.50                     $0.51
Fourth quarter                    $ 1.20                     $0.40


                FISCAL YEAR ENDED DECEMBER 31, 2003

                                   HIGH                       LOW
                                   ----                       ---
First quarter                     $ 1.23                     $0.31
Second quarter                    $ 0.48                     $0.05
Third quarter                     $ 0.72                     $0.21
Fourth quarter                    $ 0.29                     $0.11


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

               ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

         ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Executive Officers of our Company as of December 31, 2003 were:

Name                      Age      Position
----                      ---      --------
Ian Valentine             50       Chief Executive Officer, Chairman of the
                                   Board, Director
Mark V. Noffke            48       Chief Financial Officer


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

Mark V. Noffke, Chief Financial Officer and Secretary - Mr. Noffke was appointed Chief Financial Officer of our Company in January 2002. Mr. Noffke has twenty-seven years of financial experience. He has served as the Chief Financial Officer and a Director of U.S. Forest Industries, Inc. since its inception in 1996. From 1985 until 1996, Mr. Noffke served as the Corporate Controller of Stone Forest Industries, Inc. During this period, Mr. Noffke implemented international accounting systems for Stone's Central American operations, conducted acquisition analysis of various wood product entities and provided management and accounting services for Stone's $1.6 billion United States fiber procurement program. The divisional controller position within the Stone environment effectively has the responsibilities of the Chief Financial Officer of the division. This position required both the financial, and more importantly, the operational knowledge of the forest products business. Mr. Noffke was also employed with Stone in several other capacities for more than twenty years. Mr. Noffke is a Certified Public Accountant and has a B.S. in Accounting from Valparaiso University.

No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

         Code of Ethics

                  On February 10, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

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

-----------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARD
                                                         OTHER ANNUAL      RESTRICTED
   NAME AND PRINCIPAL               SALARY    BONUS      COMPENSATION ($)    STOCK            SECURITIES
        POSITION           YEAR      ($)       ($)                          AWARD(S)       OPTIONS/WARRANTS
                                                                              ($)               SARS (#)
-----------------------------------------------------------------------------------------------------------
Ian Valentine, Chief
Executive Officer         2003        0         0              0               0                   0

W. Thomas Oliver, Chief
Executive Officer(1)      2003        0         0              0            333,000                0

W. Thomas Oliver, Chief
Executive Officer (1)     2002        0         0              0               0                190,000
-----------------------------------------------------------------------------------------------------------

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

                                             NUMBER OF       PERCENTAGE
              SHAREHOLDER (1)                SHARES (2)      OWNERSHIP
              ---------------                ----------      ---------
              Ian Valentine                     21,252           *
              Mark V. Noffke                    26,564           *
              Century Partners, Ltd(3)       1,748,880         19.1%

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

(3)   The control person for Century Partners, Ltd. is Kelly Murphy.

* Less than 1%.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                 ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibits Required by Item 601 of Regulation S B

Exhibit
No.               Description
-------           -----------

3.1      Articles of Incorporation (1)

3.2 Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001(2)

3.3      Articles of Merger (4)

3.4 Certificate of Amendment to Articles of Incorporation filed on or about August 26, 2004 (4)

3.5      Corporate Bylaws (1).

10.1 Merger Agreement and Plan of Reorganization by and between USA Dealers Auction.com, Inc. and Brands Shopping Network, Inc. (3)

10.2 Amendment No. 1 to the Merger Agreement and Plan of Reorganization by and between USA Dealers Auction.com, Inc. and Brands Shopping Network, Inc. (3)

10.3     Brands Shopping Network, Inc. 2002 Stock Option / Stock Issuance Plan
         (5)

10.4     Brands Shopping Network, Inc. 2003 Stock Option / Stock Issuance Plan
         (6)

10.5 Settlement Agreement and Final Release by and among RTTS Acquisition Corp., Dynapure Technologies, Inc., the Company and Robert McNulty (4)

14.1     Code of Ethics (4)

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (7).

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (7).

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (7).

----------
(1) Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001.

(2) Incorporated by reference from our Form 10-QSB filed on November 19, 2001.

(3)      Incorporated by reference from our Form 8-K filed on February 1, 2002

(4)      Filed herewith.

(5) Incorporated by reference from our Registration Statement on Form S-8 filed on April 19, 2002.

(6) Incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2003.

(7)      Incorporated by reference from our Form 10-KSB filed on April 11, 2004


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


                                                 By /s/  Ian Valentine
                                                 ---------------------------
                                                 Ian Valentine
                                                 Chief Executive Officer
                                                 Date: November 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                            Date
---------                           -----                            ----

/s/ Ian Valentine      Chief Executive Officer, Sole Director
    ----------------   and acting Chief Financial Officer      November 12, 2004
    Ian Valentine

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             Restated BALANCE SHEET
                                      AS OF
                                DECEMBER 31, 2003

                                       AND

                       Restated STATEMENTS OF OPERATIONS,
                  Restated CHANGES IN STOCKHOLDERS' EQUITY, AND
                               Restated CASH FLOWS
                                 FOR THE PERIOD
                                FEBRUARY 16, 2001
                               (DATE OF INCEPTION)
                                     THROUGH
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS




                                                                       PAGE

Independent Auditors' Report                                            1

Restated Balance Sheets                                                 2

Restated Statements of Operations                                       3

Restated Statements of Changes in Stockholders' Equity                  4

Restated Statements of Cash Flows                                       5

Footnotes                                                               6

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                       3340 Wynn Road, Suite B
                                                           Las Vegas, NV 89102
                                                                  702.257.1984
                                                            702.362.0540 (fax)

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Brands Shopping Network, Inc.
Newport Beach, CA

We have audited the Restated Consolidated Balance Sheet of Brands Shopping Network, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related Restated Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended, and for the period February 16, 2001 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, financial statements referred to above, restated as described in
Note 3, present fairly, in all material respects, the financial position of Brands Shopping Network, Inc. (A Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year then ended, and for the period February 16, 2001 (Date of Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the Company's 2003 fixed assets previously reported as $728,374 should have been $35,555. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

March 30, 2004, except for Note 3, as to which the date is November 11, 2004 Las Vegas, Nevada

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Restated Consolidated Balance Sheets


                                                              December 31, 2003
                                                              -----------------
                                                                  (Restated)
ASSETS

Current assets:
    Cash                                                         $        27
                                                                 -----------
      Total current assets                                                27
                                                                 -----------

Fixed assets, net                                                     35,555
                                                                 -----------
                                                                 $    35,582
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                             $   361,659
    Accrued executive compensation                                   959,493
    Notes payable                                                    150,000
    Shareholder loans                                                210,291
    Interest payable to shareholder                                   38,614
                                                                 -----------
      Total current liabilities                                    1,720,057
                                                                 -----------

Stockholders' (deficit):
    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                        --
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 8,803,895 shares issued and outstanding              8,804
    Additional paid-in capital                                     4,902,206
    Subscriptions receivable                                          (3,258)
    (Deficit) accumulated during development stage                (6,592,228)
                                                                 -----------
                                                                  (1,684,475)
                                                                 -----------

                                                                 $    35,582
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                 Restated Consolidated Statements of Operations

                                                               For the years ended
                                                                   December 31,           February 16, 2001
                                                           ----------------------------     (Inception) to
                                                               2003             2002      September 30, 2003
                                                           -----------      -----------   ------------------
                                                           (Restated)                         (Restated)
Revenue                                                    $        --      $       759      $       759
                                                           -----------      -----------      -----------

Expenses:
   Consulting fees - related party                             563,661        2,748,016        3,484,867
   Salaries expense                                            273,981          572,699          846,680
   Sales and marketing                                              --          395,809          479,434
   Depreciation                                                271,974          272,121          608,488
   Loss on impairment of assets                                692,821               --          692,821
   General and administrative                                   19,222          327,712          406,930
                                                           -----------      -----------      -----------
    Total expenses                                           1,821,659        4,316,357        6,519,220
                                                           -----------      -----------      -----------
Other (expense):
   Other expense                                                    --              (57)             (57)
   Interest expense                                            (32,613)         (38,556)         (73,710)
                                                           -----------      -----------      -----------

Net (loss)                                                 $(1,854,272)     $(4,354,211)     $(6,592,228)
                                                           ===========      ===========      ===========
Weighted average number of
   common shares outstanding - basic and fully diluted       8,557,587        3,552,515
                                                           ===========      ===========

Net (loss) per share - basic & fully diluted               $     (0.22)     $     (1.23)
                                                           ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        BRANDS SHOPPING NETWORK, INC.
                        (a Development Stage Company)
         Restated Statement of Changes in Stockholders' Equity/(Deficit) For the period February 16, 2001 (inception) to December 31, 2003



                                                                                  Common Stock         Additional   Subscriptions
                                                                           ------------------------      Paid-in        Payable
                                                                              Shares       Amount        Capital     (Receivable)
                                                                           -----------    ---------    -----------    -----------
December 2001
   Shares issued to founders, $0.003/sh                                      4,799,651    $   4,800    $     9,656        (14,456)
December 2001
   Shares issued to ICP for cash and equipment, $1.03/sh                       180,618          181        184,960
December 2001
   Shares issued to acquire ICT, $3.78/sh                                      330,319          330      1,249,670
   Net (loss) for the year ended December 31, 2001
                                                                           -----------    ---------    -----------    -----------
Balance at December 31, 2001                                                 5,310,588        5,311      1,444,286        (14,456)

January 3, 2002
   Shares issued for services, $1.12/sh                                          1,563            2          1,748             --
January 7, 2002
   Shares issued for cash and note receivable, $0.14/sh                        312,500          313         42,813        (33,125)
January 21, 2002
   Cancellation of subscriptions receivable                                         --           --             --         44,323
January 21, 2002
   Equity restructure pursuant to merger agreement                             179,271          179        (62,333)
February 2002
   Shares issued for consulting services, $7.44/sh                              37,500           38        279,088             --
March 1, 2002
   Shares issued for consulting services - related party, $6.60/sh              20,000           20        131,981             --
April 2002
   Reclassification of paid-in capital to reflect reverse splits                    --                                         --
April 19, 2002
   Shares issued for consulting services - related party, $2.71/sh             210,000          210        569,627             --
April 26, 2002
   Shares issued for consulting services - related party, $4.75/sh             100,000          100        474,900             --
April 29, 2002
   Shares issued for consulting services - related party, $4.50/sh              50,000           50        224,950             --
May 7, 2002
   Shares issued for consulting services - related party, $3.50/sh              35,000           35        122,465             --
May 10, 2002
   Shares issued for consulting services - related party, $3.85/sh              20,000           20         76,980             --
June 10, 2002
   Shares issued for consulting services - related party, $1.30/sh             185,000          185        240,315             --
June 2002
   Shares issued for financing costs, $1.30/sh                                  60,625           61         78,752             --
August 5, 2002
   Shares issued for debt extinguishment and consulting services, $1.00/sh     596,564          597        595,967             --
August 5, 2002
   Shares issued for debt extinguishment, $1.00/sh                             165,690          166        165,524             --
   Net (loss) for the year ended December 31, 2002
                                                                           -----------    ---------    -----------    -----------
Balance at December 31, 2002                                                 7,284,300        7,284      4,387,064         (3,258)

March 12, 2003
   Shares issued for consulting services - related party, $0.34/sh           1,519,595        1,520        515,142
   Net (loss) for the year ended December 31, 2003
                                                                           -----------    ---------    -----------    -----------
Balance at December 31, 2003                                                 8,803,895    $   8,804    $ 4,902,206    $    (3,258)
                                                                           ===========    =========    ===========    ===========

                                                                             Deficit
                                                                           Accumulated
                                                                              During        Total
                                                                           Development   Stockholders'
                                                                              Stage     Equity/(Deficit)
                                                                           -----------  ---------------
December 2001
   Shares issued to founders, $0.003/sh                                    $        --    $        --
December 2001
   Shares issued to ICP for cash and equipment, $1.03/sh                                      185,141
December 2001
   Shares issued to acquire ICT, $3.78/sh                                           --      1,250,000
   Net (loss) for the year ended December 31, 2001                            (383,746)      (383,746)
                                                                           -----------    -----------
Balance at December 31, 2001                                                  (383,746)     1,051,395

January 3, 2002
   Shares issued for services, $1.12/sh                                                         1,750
January 7, 2002
   Shares issued for cash and note receivable, $0.14/sh                                        10,000
January 21, 2002
   Cancellation of subscriptions receivable                                                    44,323
January 21, 2002
   Equity restructure pursuant to merger agreement                                            (62,154)
February 2002
   Shares issued for consulting services, $7.44/sh                                            279,126
March 1, 2002
   Shares issued for consulting services - related party, $6.60/sh                            132,000
April 2002
   Reclassification of paid-in capital to reflect reverse splits                                   --
April 19, 2002
   Shares issued for consulting services - related party, $2.71/sh                            569,838
April 26, 2002
   Shares issued for consulting services - related party, $4.75/sh                            475,000
April 29, 2002
   Shares issued for consulting services - related party, $4.50/sh                            225,000
May 7, 2002
   Shares issued for consulting services - related party, $3.50/sh                            122,500
May 10, 2002
   Shares issued for consulting services - related party, $3.85/sh                             77,000
June 10, 2002
   Shares issued for consulting services - related party, $1.30/sh                            240,500
June 2002
   Shares issued for financing costs, $1.30/sh                                                 78,813
August 5, 2002
   Shares issued for debt extinguishment and consulting services, $1.00/sh                    596,564
August 5, 2002
   Shares issued for debt extinguishment, $1.00/sh                                            165,690
   Net (loss) for the year ended December 31, 2002                          (4,354,210)    (4,354,210)
                                                                           -----------    -----------
Balance at December 31, 2002                                                (4,737,956)      (346,865)
                                                                                     0              0
March 12, 2003
   Shares issued for consulting services - related party, $0.34/sh                            516,662
   Net (loss) for the year ended December 31, 2003                          (1,854,272)    (1,854,272)
                                                                           -----------    -----------
Balance at December 31, 2003                                               $(6,592,228)   $(1,684,475)
                                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                 Restated Consolidated Statements of Cash Flows

                                                               For the years ended       February 16, 2001
                                                                   December 31,            (Inception) to
                                                          ----------------------------      December 31,
                                                              2003             2002             2003
                                                          -----------      -----------   -----------------
                                                           (Restated)                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $(1,854,272)     $(4,354,211)     $(6,592,228)
Shares issued for services                                    516,662        2,748,016        3,484,868
Shares issued for financing costs                                  --           78,813           78,813
Depreciation                                                  271,974          272,121          608,488
Loss on impairment of assets                                  692,821               --          692,821
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
      Increase (decrease) in accounts payable                 (13,896)         278,408          361,659
      Increase in accrued executive compensation              318,980          637,971          959,493
                                                          -----------      -----------      -----------
Net cash provided (used) by operating activities              (67,731)        (338,882)        (406,086)
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of cash available                      --          (13,464)              --
    Proceeds from notes payable                                    --          150,000          150,000
    Proceeds from shareholder loans                             8,750          201,541          210,291
    Interest payable to shareholder                            32,614            6,000           39,080
    Subscription receivable                                        --           11,199           (3,258)
    Common stock                                                   --           10,000           10,000
                                                          -----------      -----------      -----------
Net cash provided by financing activities                      41,364          365,276          406,113
                                                          -----------      -----------      -----------

Net increase (decrease) in cash                               (26,367)          26,394               27
Cash - beginning                                               26,394               --               --
                                                          -----------      -----------      -----------
Cash - ending                                             $        27      $    26,394      $        27
                                                          ===========      ===========      ===========

Supplemental disclosures:                                          --               --
    Interest paid                                         $        --      $        --      $        --
                                                          ===========      ===========      ===========
    Income taxes paid                                     $        --      $        --      $        --
                                                          ===========      ===========      ===========

Non-cash transactions:
    Number of shares issued for services                    1,519,595          811,563
                                                          ===========      ===========
    Number of sharess issued for financing costs                   --           60,625
                                                          ===========      ===========
    Number of shares issued for debt extinguishment                --          596,771
                                                          ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, notes payable, and shareholder loans. Fair values were assumed to approximate carrying values for cash, accounts payable, notes payable, and shareholder loans because they are short term in nature and their carrying amounts approximate fair values or they are due on demand.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Subsequent to December 31, 2003, the Company determined that it should write down certain fixed assets as an impairment loss based on historical non-performance, and after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $692,821 impairment loss on operating assets recorded on the Restated Statement of Operations for the year ended December 31, 2003.

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

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS DUE TO IMPAIRMENT LOSS ON ASSETS

The Company determined that it should write down certain assets as an impairment loss given its current business focus, historical non-performance, and the inability to ascertain future cash flows from operations. The effect of the change required a restatement of the December 31, 2003 financial statements in order to properly reflect the asset reclassification and the related adjustment to impairment loss on operating assets. The effect of this change was to increase net loss for the year ended December 31, 2003 by $692,821.

NOTE 4 - FIXED ASSETS

Fixed  assets  are  recorded  at  cost.   Depreciation  is  computed  using  the
straight-line method. Estimated service lives of fixed assets are 5 years.

The Company had net fixed assets, after the effect of recording a $692,821 impairment loss, totaling $35,555, and recorded depreciation expense of $271,974 and $272,121 for the years ended December 31, 2003 and 2002, respectively.

Subsequent to December 31, 2003, the Company analyzed its software asset for impairment and determined that it was impaired due to the non-execution of its business plan historically, and its inability to determine future operating expectations. As a result, the Company wrote down $692,821 of software to "Loss on Impairment of Assets" as of December 31, 2003.

NOTE 5 - INCOME TAXES

For the years ended December 31, 2003 and 2002, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2003, the Company had approximately $6,600,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2020 . The components of the Company's deferred tax asset are as follows:

                                                             As of December 31
                                                      --------------------------------
                                                          2003              2002
                                                      --------------    --------------
  Deferred tax assets:
    Net operating loss carryforwards                      1,854,272         4,354,210
                                                      --------------    --------------
      Total deferred tax assets                           1,854,272         4,354,210

  Deferred tax liabilities:
    Depreciation                                           (271,974)         (272,121)
                                                      --------------    --------------

  Net deferred tax assets before valuation allowance      1,582,298         4,082,089
  Less: Valuation allowance                              (1,582,298)       (4,082,089)
                                                      --------------    --------------
  Net deferred tax assets                               $       -0-       $       -0-
                                                      ==============    ==============

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2003 and 2002.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                              Year Ended December 31
                                                       -----------------------------------
                                                             2003               2002
                                                       ----------------  -----------------
  Federal and state statutory rate                          $(538,000)       $(1,390,000)
  Change in valuation allowance on deferred tax assets        538,000          1,390,000
                                                       ----------------  -----------------
                                                            $      -0-       $        -0-
                                                       ================  =================

NOTE 6 - ACCRUED EXPENSES

Accrued expenses totaling $959,493 at December 31, 2003, consists primarily of unpaid officer compensation and reimbursable expenses.

NOTE 7 - SHORT-TERM DEBT

Short-term debt consists of the following at December 31, 2003:


Shareholder loan payable to Imagine Capital Partners, Inc.,
interest at 10%, principal and interest due on
December 31, 2007                                           $ 210,291
                                                            =========
Note payable to DynaPure Technologies, Inc.,
interest at 8%, principal and interest due on
June 1, 2003                                                $ 100,000
                                                            =========
Note payable to RTTS Acquisition Corp,
interest at 8%, principal and interest due on
June 1, 2003                                                $  50,000
                                                            =========

As a result of operating losses and missed principal and interest payments, the Company was unable to remain in compliance with the financial covenants arising under all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company has been working with the creditors to restructure the existing debt. The creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at December 31, 2003.

The Company accrued $32,613 and $38,556 in interest expense during the years ended December 31, 2003 and 2002, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

In January of 2003 the company terminated it's office leases. As such, the Company does not lease or rent any property as of December 31, 2003. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 - STOCKHOLDERS' EQUITY

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

On January 31, 2002, the Company issued 5,310,588 shares of its $0.001 par value common stock to the shareholders of Brands Shopping Network ("BSN") in exchange for 100% of the outstanding common stock of BSN.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

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

NOTE 10 - WARRANTS

On February 20, 2002, the Company issued 300,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis to an investment banking firm in exchange for banking services. The warrants have an exercise price of 100,000 warrants at $1.00 per share of common stock, 100,000 warrants at $2.00 per share of common stock, and 100,000 warrants at $2.50 per share of common stock. The warrants are exercisable over a three-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.0099326 per warrant for a total value of $2,980. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of three years. No warrants have been exercised as of December 31, 2003.

On March 1, 2002, the Company issued 400,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis to a public relations firm in exchange for public relations services. The warrants have an exercise price of $6.00 per share of common stock. The warrants are exercisable over a three-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model which resulted in a zero value for these warrants. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of three years. No warrants have been exercised as of December 31, 2003.

On April 13, 2002, the Company issued 100,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis to a capital-raising firm in exchange for capital raising services. The warrants have an exercise price of 50,000 warrants at $5.00 per share of common stock, and 50,000 warrants at $5.50 per share of common stock. The warrants are exercisable over a three-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model which resulted in a zero value for these warrants. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of three years. No warrants have been exercised as of December 31, 2003.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

On June 10, 2002, the Company issued 1,025,000 warrants to numerous consultants and employees to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrants have an exercise price of 950,000 warrants at $1.30 per share of common stock, and 75,000 warrants at $2.00 per share of common stock. The warrants are exercisable over a five-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $.0359 per option for a total value of $36,800. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of five years. No warrants have been exercised as of December 31, 2003.

All warrants are considered to be anti-dilutive at December 31, 2003.

NOTE 11 - OPTIONS

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2003 are as follows:

                    Options Outstanding                                       Options Exercisable
------------------------------------------------------------    -------------------------------------------------
                                                                  Weighted                            Weighted
                                         Weighted Average         Average                             Average
Exercise Prices          Number              Remaining            Exercise           Number           Exercise
                      Outstanding        Contractual Life          Prices         Exercisable          Price
-----------------    ---------------    --------------------    -------------    ---------------    -------------
$1.30                    390,000               8.5                 $1.30             243,840           $1.30

Summary of Options Granted and Outstanding:

                                              For the Years Ended December 31,
                            ---------------------------------------------------------------------
                                         2003                                 2002
                            --------------------------------    ---------------------------------
                                Shares           Weighted           Shares            Weighted
                                                 Average                              Average
                                                 Exercise                             Exercise
                                                  Price                                Price
                            ---------------    -------------    ----------------    -------------
Options:
Outstanding at
beginning of year                  500,000        $1.30                     -0-
Granted                                 -0-          $0                500,000         $1.30
Cancelled                          110,000           $0                     -0-           $0
                            ---------------    -------------
Outstanding at end of
year                               390,000        $1.30                500,000         $1.30
                            ===============    =============    ================    =============

During the year ended December 31, 2002, the Company granted the following stock options:

On June 10, 2002, the Company granted 500,000 stock options to consultants with an exercise price of $1.30 to purchase the Company's $0.001 par value common stock on a one-for-one basis, with a contractual life of ten years assuming the optionee remains in service with the Company. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these options was $0.038736 per option for a total value of $19,369.00. The following assumptions were used in computing the fair value of these option grants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the options of five years.

No options were granted or exercised during the year ended December 31, 2003, and all options are considered to be anti-dilutive at December 31, 2003.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO RESTATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On February 20, 2002, the Company executed an investment banking agreement with Equity Securities (ES) for a period of one year. Pursuant to the terms of the agreement ES received a total of $22,500 upon execution of the agreement. On a quarterly basis, $3,500 will be due to ES for research expenses. Once the Company receives gross proceeds, from the private placement offering, over $1,000,000, ES will be due an additional $12,500. On monies raised in the private placement offering ES will receive a 10% commission and warrants equal to 3% of the amount of shares sold as a direct result of the efforts of ES. As consideration for the agreement, ES received 100,000 shares of the Company's $0.001 par value common stock valued at $250,000 and received 300,000 warrants exercisable over a period of three years at prices ranging from $1 - $2.50. As of December 31, 2003 ES was no longer providing services to the Company and, as such, the Company has no ongoing commitments to ES nor contingencies related to this agreement.


NOTE 13 - REVERSE ACQUISITION AGREEMENT WITH BRANDS SHOPPING NETWORK, INC. (BSN)

On November 27, 2001, the Company entered into an agreement with BSN whereby the Company acquired all of the issued and outstanding common stock of BSN in exchange for 5,310,588 voting shares of the Company's $0.001 par value common stock. The acquisition closed and the shares were exchanged on January 31, 2002. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the BSN controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of BSN. The common stock issued was recorded at $751,650, being the net book value of the Company's assets on the acquisition date. As a result of the merger, the financial statements for all periods prior to the merger are those of BSN.