Form 10KSB/A
period 2003-12-31
BRANDS SHOPPING NETWORK INC
filed 2004-11-18
CIK 1137031

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):  Yes ___    No __X__

                                EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 has been revised to certain additional disclosures, including among other things, the Company's status as a going concern, lack of an audit committee, the adoption of a code of ethics, and revisions to the financial statements. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

      Our Company intends to be neither a retailer nor a pure technology developer. Our business model has been to aggregate nationally branded retailers as the content and entertainment element for our commerce offerings. Brands' retailing, television, and operating experience along with our understanding of electronic retailing business requirements, sought to provide the consumer with a quality buying experience. Television provides a far-reaching technology across many demographic and economic sectors and reaches a wide range of consumers. Our Company is focusing on developing two types of television commerce:

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
-----------------------------------------------------------------------------------------------------------

(1) Mr. Oliver resigned as Chief Executive Officer of our Company on April 1, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 30, 2004, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, and (ii) each of our directors, and named executive officers. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our Company's principal executive offices located at 13431 Beach Ave, Marina del Rey, CA 90292.

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

10.4     Brands Shopping Network, Inc. 2003 Stock Option / Stock Issuance Plan
         (6)

10.5 Settlement Agreement and Final Release by and among RTTS Acquisition Corp., Dynapure Technologies, Inc., the Company and Robert McNulty (4)

14.1     Code of Ethics (4)

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (4).

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (4).

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