Form 10QSB
period 2004-09-30
BRANDS SHOPPING NETWORK INC
filed 2004-11-18
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004
                                     ------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

                               Commission file no:  000-32473

                          BRANDS SHOPPING NETWORK, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        91-2037688
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,178,294 shares of common stock, $0.001 par value, as of Novermber 15, 2004.

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

6.    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                           Consolidated Balance Sheets


                                                                    (unaudited)
                                                                   September 30,
                                                                       2004
                                                                   ------------
Assets

Current assets:
    Cash                                                           $          1
                                                                   ------------
      Total current assets                                                    1
                                                                   ------------

                                                                   $          1
                                                                   ============

Liabilities and Stockholders' (Deficit)

Current liabilities:
    Accounts payable                                               $    387,366
    Accrued executive compensation                                      959,493
    Convertible debenture                                               423,285
                                                                   ------------
      Total current liabilities                                       1,770,144
                                                                   ------------

Stockholders' (deficit):

    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 9,161,895 shares issued and outstanding                 9,162
    Additional paid-in capital                                        4,935,321
    Subscriptions receivable                                             (3,257)
    (Deficit) accumulated during development stage                   (6,711,368)
                                                                   ------------
                                                                     (1,770,143)
                                                                   ------------

                                                                   $          1
                                                                   ============


  The accompanying notes are an integral part of these finanacial statements.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)


                                                         For the three months ended    For the nine months ended
                                                               September 30,                 September 30,         February 16, 2001
                                                         --------------------------    --------------------------   (Inception) to
                                                             2004          2003           2004           2003     September 30, 2004
                                                         -----------    -----------    -----------    -----------    -----------
Revenue                                                  $        --    $        --    $        --    $        --    $       759
                                                         -----------    -----------    -----------    -----------    -----------

Expenses:
   Consulting fees - related party                                --        129,500         43,473        646,162      3,528,340
   Salaries expense                                               --             --             --        137,601        846,680
   Sales and marketing                                            --             --             --             --        479,434
   Depreciation                                                   --         67,994         10,987        135,988        619,478
   Loss on impairment of assets                                   --             --         24,566             --        717,385
   General and administrative                                 12,592         10,768         21,688         26,405        428,614
                                                         -----------    -----------    -----------    -----------    -----------
    Total expenses                                            12,592        208,262        100,715        946,156      6,619,931
                                                         -----------    -----------    -----------    -----------    -----------

Other (expense):
   Other expense                                                  --             --             --             --            (57)
   Interest expense                                           (1,759)        (8,136)       (18,430)       (16,064)       (92,139)
                                                         -----------    -----------    -----------    -----------    -----------

Net (loss)                                               $   (14,352)   $  (216,398)   $  (119,145)   $  (962,220)   $(6,711,368)
                                                         ===========    ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding - basic and fully diluted     9,161,895      8,803,895      9,161,895      8,308,557
                                                         ===========    ===========    ===========    ===========

Net (loss) per share - basic & fully diluted             $     (0.00)   $     (0.02)   $     (0.01)   $     (0.12)
                                                         ===========    ===========    ===========    ===========


  The accompanying notes are an integral part of these finanacial statements.

                          Brands Shopping Network, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                          For the nine months ended           February 16, 2001
                                                   ---------------------------------------     (Inception) to
                                                   September 30, 2004   September 30, 2003   September 30, 2004
                                                   ------------------   ------------------   ------------------
Cash flows from operating activities
Net (loss)                                            $   (119,145)        $   (962,220)        $  6,711,368)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
Shares issued for services                                  33,481              516,663            3,528,340
Shares issued for financing costs                               --                   --               78,812
Depreciation                                                10,987              135,988              619,477
Loss on impairment of assets                                24,566                   --              717,385
Changes in operating assets & liabilities:
      Increase (decrease) in accounts payable               27,465              (13,071)             387,366
      Increase in accrued executive compensation                --              275,200              959,493
                                                      ------------         ------------         ------------
Net cash (used) by operating activities                    (22,646)             (47,440)            (420,496)
                                                      ------------         ------------         ------------

Cash flows from financing activities
    Proceeds from notes payable                                950                   --              150,950
    Shareholder loans                                        5,000                6,250              207,054
    Interest payable to shareholder                         16,670               16,065               55,750
    Subscription receivable                                     --                   --               (3,257)
    Common stock                                                --                   --               10,000
                                                      ------------         ------------         ------------
Net cash provided by financing activities                   22,620               22,315              420,497
                                                      ------------         ------------         ------------

Net increase (decrease) in cash                                (26)             (25,125)                   1
Cash - beginning                                                27               26,394                   --
                                                      ------------         ------------         ------------
Cash - ending                                         $          1         $      1,269         $          1
                                                      ============         ============         ============

Supplemental disclosures:
    Interest paid                                     $     18,430         $         --         $     18,430
                                                      ============         ============         ============
    Income taxes paid                                 $         --         $         --         $         --
                                                      ============         ============         ============


  The accompanying notes are an integral part of these finanacial statements.

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

The Company had fixed assets totaling $24,566 and recorded depreciation expense of $10,987 during the period ended September 30, 2004.

During the period ending September 30, 2004, the Company analyzed its furniture and equipment asset values for impairment and determined that it was impaired due to the non-execution of its business plan historically, and its inability to determine future operating expectations. As a result, the Company wrote down $24,566 of furniture and equipment to "Loss on Impairment of Assets" for the period ending September 30, 2004.

Note 3 - Notes Payable

On July 31, 2004, the Company signed an Amended and Restated, twelve-month Convertible Promissory Note with Yulie, LLC, ("Yulie") in the amount of $267,335 with a stated interest rate of 10% per annum. Whereby Yulie agreed to pay RTTS the principal sum of $150,000 on behalf of the Company and RTTS agreed to accept said payment as payment in full for all debt owed by the Company. RTTS also agreed, upon receipt of funds, to file with the Court a Satisfaction of Judgment. In addition to the aforementioned payment, Yulie will assume other debts of the Company in the amount of $155,950.

The Company paid $18,430 in interest expense during the period ended September 30, 2004.

Note 4 - Stockholder's equity

On January 23, 2004, the Company issued 358,000 shares of its $0.001 par value common stock in exchange for consulting services rendered by Company shareholders, officers and directors valued at $33,473.

There were no other issuances of common stock for the period ended September 30, 2004.

Note 5 - Warrants and options

No warrants or options were exercised during the period ending September 30, 2004.

                          Brands Shopping Network, Inc.
                                      Notes


Note 6 - Related party transactions

The Company owed $959,493 in salaries to Company officers and shareholders as of September 30, 2004.

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

Note 8 - Subsequent events

On August 6, 2004, the Company entered into an "Agreement and Plan of Merger" with United Fuel & Energy Corporation, whereby United shall be the surviving corporation. The closing of the transaction will occur as promptly as practicable upon completion of due diligence and satisfaction or waiver of conditions set forth in the agreement.

Per the Agreement, the Company shall cause a 40:1 reverse stock split of its common stock to be effected prior to the closing. Upon closing, each share of the Company's common stock, par value $.001 per share shall be automatically converted into one fully paid non-assessable share of common stock, no par value per share, of the Surviving Corporation.

Item 2.  Plan of Operations

      Brands Shopping Network, Inc. has made efforts to provide a service that offers branded consumer products from nationally recognized retailers through television. Our Company intends to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace.

      We have no current operations. We anticipate that over the next two years we will need approximately $15 million dollars to completely implement our business plan and approximately $5 million for working capital and general corporate purposes. We will increase our administrative resources to support the hiring of an estimated 30 additional employees that will enable us to expand our capacity. We intend to obtain the necessary funds to launch our complete business plan by selling shares of our common stock to investors and continuing to use our common stock to pay for consulting and professional services.

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

      During the fiscal quarter ended September 30, 2004, our Company was in the research and development stage and utilized many tactics to control costs. We continue to effect transactions that minimize our liabilities and cash requirements while we continue to raise capital. We intend to continue to pay portions of incurred consulting fees through the issuance of our Company's Common Stock and we intend to continue to take steps to conserve cash.

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

Item 2.  Changes in Securities and Use of Proceeds

There have been no issuances of common stock or preferred stock during the Company's quarter ended September 30, 2004.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

      Holders of a majority of our common stock have approved via written consent: (1) a 1-for-40 reverse stock split, (2) an increase in the authorized number of shares of common stock from 50,000,000 to 55,000,000, (3) an election of directors and (4) a merger of a wholly-owned subsidiary into United Fuel & Energy Corporation, a Texas corporation. Information regarding this written consent may be found in a Preliminary Information Statement on Schedule 14C previously filed with the Securities & Exchange Commission. Such preliminary information statement is incorporated herein by reference.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 Agreement and Plan of Merger by and among Brands Shopping Network, Brands Merger Sub and United Fuel and Energy Corporation dated as of August 6, 2004 (1).

31. Certifications of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a). (2)

32. Certifications of the Chief Executive Officer and Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act. (2)

--------
(1) Incorporated by reference from our Preliminary Information Statement filed on September 14, 2004.
(2)   Filed herewith.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 2004         Brands Shopping Network, Inc.


                                 By: /s/ Ian Valentine
                                     ------------------------------------
                                     Ian Valentine
                                     Chief Executive Officer, sole Director and
                                     Acting Chief Financial Officer