Form 10KSB/A
period 2003-12-31
BRANDS SHOPPING NETWORK INC
filed 2004-12-22
CIK 1137031

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No___

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

Brands Shopping Channel - Our Brands Shopping Channel was intended to offer name brand products in an entertaining manner by nationally recognized retailers. As opposed to being a retailer, we sought to partner with national retailers to be the merchant of record and will utilize their existing sales, service and distribution infrastructure to manage the sale and delivery of their products. The Brands Shopping Channel was designed to provide retailers the television services they need to sell products through an entertaining television program.

Brands Interactive - Our Company sought to position itself to take full advantage of Interactive Television opportunities if, when and where they are deployed by Cable Operators and Digital Satellite Broadcasters. Brands Interactive intended to provide four types of interactive commerce: Interactive Brands Shopping Channel, Video on Demand Shopping, Virtual Channel (Walled Garden) and Program Guide Advertising.

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

                  FISCAL YEAR ENDED DECEMBER 31, 2002

                                   HIGH                       LOW
                                   ----                       ---
First quarter                     $11.20                    $2.333
Second quarter                    $10.00                    $ 0.87
Third quarter                     $ 1.50                    $ 0.51
Fourth quarter                    $ 1.20                    $ 0.40



                       FISCAL YEAR ENDED DECEMBER 31, 2003


                                   HIGH                       LOW
                                   ----                       ---
First quarter                     $ 1.23                     $0.31
Second quarter                    $ 0.48                     $0.05
Third quarter                     $ 0.72                     $0.21
Fourth quarter                    $ 0.29                     $0.11


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

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits

Exhibits Required by Item 601 of Regulation S B

Exhibit
No.               Description
-------           -----------

3.1      Articles of Incorporation (1)

3.2 Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001(2)

3.3      Articles of Merger (7)

3.4 Certificate of Amendment to Articles of Incorporation filed on or about August 26, 2004 (7)

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

14.1     Code of Ethics (7)

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

(7) Incorporated by reference from our Form 10-KSB/A filed on November 18, 2004

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





By: /s/ Ian Valentine
---------------------------
Ian Valentine
Chief Executive Officer
Date: December 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----

/s/ Ian Valentine    Chief Executive Officer, Sole Director
----------------     and acting Chief Financial Officer        December 21, 2004
Ian Valentine

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

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS

                             3340 Wynn Road, Suite B
                               Las Vegas, NV 89102
                                  702.257.1984
                               702.362.0540 (fax)

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Brands Shopping Network, Inc.
Newport Beach, CA

We have audited the Restated Consolidated Balance Sheet of Brands Shopping Network, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003, and the related Restated Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2003, 2002, and for the period February 16, 2001 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                December 31, 2003
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

NOTE 5 - INCOME TAXES

For the years ended December 31, 2003 and 2002, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2003, the Company had approximately $6,600,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2020. The components of the Company's deferred tax asset are as follows:


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

NOTE 7 - SHORT-TERM DEBT

Short-term debt consists of the following at December 31, 2003:

Shareholder loan payable to Imagine Capital Partners, Inc., interest at 10%, principal and interest due on December 31, 2007 $ 210,291 Note payable to DynaPure Technologies, Inc., interest at 8%, principal and interest due on June 1, 2003 $ 100,000 Note payable to RTTS Acquisition Corp, interest at 8%, principal and interest due on June 1, 2003 $ 50,000

As a result of operating losses and missed principal and interest payments, the Company was unable to remain in compliance with the financial covenants arising under all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company has been working with the creditors to restructure the existing debt. The creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at December 31, 2003.

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