Form 10QSB/A
period 2004-09-30
BRANDS SHOPPING NETWORK INC
filed 2004-12-22
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No.1

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


                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           For the nine months
                                                                                          ended February 16, 2001
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

ITEM 3.  CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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





Date:  December 21, 2004         Brands Shopping Network, Inc.


                                 By: /s/ Ian Valentine
                                     ------------------------------------
                                     Ian Valentine
                                     Chief Executive Officer, sole Director and
                                     Acting Chief Financial Officer