Form 10KSB
period 2004-12-31
BRANDS SHOPPING NETWORK INC
filed 2005-01-31
CIK 1137031

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

 (X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 2004.

 (_) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to__________.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 9,161,895 shares held by non-affiliates and the closing price of $0.05 per share for the common stock on the over-the counter market as of January 28, 2005): $458,095.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,161,895 shares of common stock as of January 28, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X__

--------------------------------------------------------------------------------

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

In 2003, we continued to develop our business model and made efforts to provide a service that offers branded consumer products from nationally recognized retailers through television. Our business would have intended to capitalize on the convenience and impulse buying opportunities television affords by using our technology, and model, to offer branded goods and services to the millions of viewers in the marketplace.

In 2004, we halted pursuit of the television-oriented, consumer retail business model. Management believed that executing this business model would require additional and substantial capital investment, but that despite our efforts, we had been unable to attract necessary financing. Management ultimately abandoned efforts to develop this business.

POTENTIAL MERGER WITH UNITED FUEL & ENERGY CORPORATION

In August 6, 2004, our Company executed a merger agreement with United Fuel & Energy Corporation ("United Fuel"), a Texas corporation located in Midland, Texas. United Fuel would merge ("Merger") with a wholly-owned subsidiary of our Company, Brands United Merger Sub, Inc., a Texas corporation ("Merger Sub"). Through its subsidiaries, United Fuel operated distribution network business of gasoline, diesel, propane and lubricant products primarily in the rural markets of West, South & East Texas and Eastern New Mexico. United Fuel represents the consolidation of three companies, including Frank's Fuels, Inc., Eddins-Walcher Oil Company and Three D Oil Company, Inc. The merger agreement was approved by the Board of Directors on August 3, 2004 and by the shareholders on September 10, 2004. As of January 31, 2005, the Merger had not been consummated.

As a result of the Merger:

      o Each outstanding share of common stock and preferred stock of United Fuel will be cancelled and converted into the right to receive one share of our common stock, which will result in the former stockholders of United Fuel owning approximately 88% of our outstanding common stock (after taking into account shares of our common stock issued in connection with the conversion of our debt as described below);

      o All of the outstanding common stock of the Merger Sub will be converted into shares of United Fuel so that United Fuel will become our wholly-owned subsidiary;

      o Prior to the Merger, all our options and warrants shall have been cancelled or expired by their terms;

      o Each outstanding option to purchase common stock of United Fuel will automatically be converted into an option to purchase our common stock; and

      o Our management will receive no additional consideration from the merger.

      Following the Merger, only the business of United Fuel will continue to be conducted.

As a condition to and prior to the Merger, we have to amend our Articles of Incorporation to effect a 1-for-40 reverse stock split and change our name to "United Fuel & Energy Corporation". In addition, substantially all of our debt must either be discharged or converted into no more than 1,125,000 shares of our common stock (after taking into account the reverse stock split) and we must appoint two members of United Fuel's management to constitute our Board of Directors. Following the Merger, members of United Fuel's management will also be appointed as our officers.

The Merger has not yet been consummated. We believe that the Merger will be consummated after the expiration of the 20 day waiting period after the Definitive Proxy Statement was mailed to our stockholders and all closing conditions have been satisfied. This waiting period expires on January 31, 2005.

For more information regarding the Merger, please see our Definitive Proxy Statement filed with the Securities & Exchange Commission on January 6, 2005

Prior to the closing of the Merger, our website is www.bsc.tv. At this time, we have no operations. If the United Fuel transaction closes, we anticipate that the website will change and that all of our operations will be that of United Fuel.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS.

Prior to the closing of the Merger, or if the Merger should not close, then we have no principal products or services.

If the Merger should close, the products and services of United Fuel will be the products and services offered by the Company. For more information, see the Definitive Information Statement.

COMPETITION

While we pursued the television retailing business model, we operated in a highly competitive environment. We were in direct competition with traditional retail merchandisers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers such as mail order companies, companies that sell from catalogs, other discount retailers and companies that market through computer technology.

PRINCIPAL SUPPLIERS.

Since we have no operations at this time, prior to the closing of the Merger, or if the Merger should not close, then we have no principal suppliers.

If the Merger should close, the principal suppliers of United Fuel will be our principal suppliers. For more information, see the Definitive Information Statement.

CUSTOMERS

Since we have no operations at this time, prior to the closing of the Merger, or if the Merger should not close, then we have no customers.

If the Merger should close, the principal customers of United Fuel will be our principal customers. For more information, see the Definitive Information Statement.

GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.

Because we currently produce no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that we close the Merger, we will become subject to all governmental approval requirements to which United Fuel is subject . For more information, see the Definitive Information Statement.

EMPLOYEES

As of December 31, 2004, Brands had 1 employee. From time to time, we utilized the services of certain consultants.

ITEM 2. DESCRIPTION OF PROPERTY

In January of 2003 we terminated our office leases. As such, we do not lease or rent any property as of December 31, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Holders of a majority of our common stock have approved via written consent: (1) a 1-for-40 reverse stock split, (2) an increase in the authorized number of shares of common stock from 50,000,000 to 55,000,000, (3) an election of directors and (4) a merger of a wholly-owned subsidiary with and into United Fuel & Energy Corporation, a Texas corporation. Information regarding this written consent may be found in a Definitive Information Statement on Schedule 14C previously filed with the Securities & Exchange Commission. Such preliminary information statement is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On August 15, 2001, our Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the trading symbol "USDA". Our common stock is currently traded under the symbol "BSNK." The OTC Electronic Bulletin Board has no financial eligibility standards and is separate from the Nasdaq Stock Market. The OTC Electronic Bulletin Board does not constitute an active trading market and trading in our common stock is limited and sporadic. Quotations reflect split adjusted (but does not reflect the 1-for-40 stock split), inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table sets forth the high and low bid prices for shares of our Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

                       FISCAL YEAR ENDED DECEMBER 31, 2003

                                   HIGH                       LOW
                                   ----                       ---
First quarter                     $ 1.23                     $0.31
Second quarter                    $ 0.48                     $0.05
Third quarter                     $ 0.72                     $0.21
Fourth quarter                    $ 0.29                     $0.11


                       FISCAL YEAR ENDED DECEMBER 31, 2004

                                   HIGH                       LOW
                                   ----                       ---
First quarter                     $ 0.16                     $0.09
Second quarter                    $ 0.12                     $0.029
Third quarter                     $ 0.15                     $0.03
Fourth quarter                    $ 0.10                     $0.03


NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of our Company Common Stock as of the close of business on December 31, 2004 was approximately 220.

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

On January 23, 2004, the Company issued a total of 358,000 shares of its $0.001 par value common stock in exchange for consulting services rendered valued at $33,473.

There have been no other issuances of common stock or preferred stock during our Company's Fiscal Year ended December 31, 2004.

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

ITEM 6. PLAN OF OPERATION

PLAN OF OPERATION

We are not currently engaged in any substantive business activity. Our plans to engage in substantive activity in the foreseeable future are only to close the Merger with United Fuel and to continue the business activities of United Fuel following the acquisition. Information regarding United Fuel's plan of operations may be found in a Definitive Information Statement on Schedule 14C previously filed with the Securities & Exchange Commission. Such preliminary information statement is incorporated herein by reference.

If our Merger Agreement with United Fuel should be terminated, then our plan of operation for the next 12 months would be to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

Safe Harbor Statement.

     Statements made in this Form 10-KSB Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation: (i)our ability to close the Merger; (ii) our ability to find an alternative operating business in the event the Merger should not consummate;
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which the Company conducts business; legislation or regulatory requirements; conditions of the securities markets; the development of products that may be superior to the products developed by us; competition; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting the Company's future operations, products, services and prices.

ITEM 7. FINANCIAL STATEMENTS

The full text of our Company's audited consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 begins on page F-1 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and acting principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of our Company as of December 31, 2004 was:

Name                      Age      Position
----                      ---      --------
Ian Valentine             51       Chief Executive Officer, Chairman of the
                                   Board, Director

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

Ian Valentine, Chief Executive Officer, Chairman of the Board and Director - Mr. Valentine was elected as a Director in January 2002 and was elected as the Chief Executive Officer of the Company in May 2003. Mr. Valentine currently holds the position of Senior Vice President, Programming for the Game Show Network. Prior to that he held the position of Senior Vice President, Programming for the SciFi Channel, a division of USA Networks. In that position he managed the development, production, scheduling, and marketing of episodic and long form programming. He specifically handled "Farscape," "The Invisible Man," "News From The Edge," "Outer Limits," and "First Wave". In addition, Mr. Valentine oversaw movies, most notably "Dune," which was the highest rated program ever for the channel. Mr. Valentine previously served as Vice President of Long Form Programming for USA Networks from February 1995 to July 1998. Prior to joining USA Networks in November 2001, Mr. Valentine held the position of Executive Vice President, Business Development with Extend Media from January 2000 to June 2000. In this position, he generated business and strategic opportunities for Extend Media into the new media and Interactive Television space. He developed relationships with television brand owners and turned those brands into businesses in on-line, Interactive Television and wireless platforms. Prior to Extend Media, Mr. Valentine owned and operated Light Storage, Inc., a production company from July 1998 to June 1999. Mr. Valentine holds a Bachelor of Arts degree from Antioch College. He also obtained his MFA in Motion Picture Production from UCLA and an MBA from Stanford Graduate School of Business.

No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

                                 CODE OF ETHICS

On February 10, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid for the fiscal years ended December 31, 2004 and 2003 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer or Director with paid salary over $100,000 per year.

-----------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARD
                                                         OTHER ANNUAL      RESTRICTED
   NAME AND PRINCIPAL               SALARY    BONUS      COMPENSATION ($)    STOCK            SECURITIES
        POSITION           YEAR      ($)       ($)                          AWARD(S)       OPTIONS/WARRANTS
                                                                             ($)                 SARS (#)
-----------------------------------------------------------------------------------------------------------
Ian Valentine, Chief
Executive Officer         2004        0         0              0               0                   0

Ian Valentine, Chief
Executive Officer         2003        0         0              0               0                   0

W. Thomas Oliver, Chief
Executive Officer (1)     2003        0         0              0            333,000                0
-----------------------------------------------------------------------------------------------------------

(1) Mr. Oliver resigned as Chief Executive Officer of our Company on April 1, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, and (ii) each of our directors, and named executive officers. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our Company's principal executive offices located at 13431 Beach Ave, Marina del Rey, CA 90292.

                               NUMBER OF       PERCENTAGE
SHAREHOLDER (1)                SHARES (2)      OWNERSHIP
---------------                ----------      ---------
Ian Valentine                     21,252           0
Dave Wuest                     3,421,325        37.3%

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

10.4     Brands Shopping Network, Inc. 2003 Stock Option / Stock Issuance Plan
         (6)

10.5 Settlement Agreement and Final Release by and among RTTS Acquisition Corp., Dynapure Technologies, Inc., the Company and Robert McNulty (4)

10.6 Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (7)

14.1     Code of Ethics (4)

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 (8).

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 (8).

----------

(1) Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001.

(2) Incorporated by reference from our Form 10-QSB filed on November 19, 2001.

(3)   Incorporated by reference from our Form 8-K filed on February 1, 2002

(4) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004.

(5) Incorporated by reference from our Registration Statement on Form S-8 filed on April 19, 2002.

(6) Incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2003.

(7)   Incorporated by reference from our Definitive Proxy Statement on
      Schedule 14C filed on January 6, 2005

(8)   Filed herewith.


(b) Reports on Form 8-K

We filed a Form 8-K on December 22, 2004 to disclose the Registrant's execution of the Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, Inc., and United Fuel & Energy Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $10,550 and $11,250, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

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

                          By /s/ Ian Valentine
                            ---------------------------
                            Ian Valentine
                            Chief Executive Officer
                            Date: January 28, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                           -----                            ----
/s/ Ian Valentine
------------------   Chief Executive Officer, Sole Director
Ian Valentine           and acting Chief Financial Officer     January 28, 2005

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                      AS OF
                              DECEMBER 31, 2004 AND

                                       AND

                            STATEMENT OF OPERATIONS,
                            STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                               FOR THE YEARS ENDED
                              DECEMBER 31, 2004 AND
                          DECEMBER 31, 2003 (RESTATED)
                                       AND
                                 FOR THE PERIOD
                      FEBRUARY 16, 2001 (DATE OF INCEPTION)
                                     THROUGH
                          DECEMBER 31, 2004 (RESTATED)

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

Independent Registered Public Accounting Firm Report                         1

Balance Sheets                                                               2

Statements of Operations                                                     3

Statement of Changes in Stockholders' Equity                                 4

Statements of Cash Flows                                                     5

Footnotes                                                                    6

BECKSTEAD AND WATTS, LLP
------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                                                    2425 W Horizon Ridge Parkway
                                                             Henderson, NV 89052
                                                                702.257.1984 tel
                                                                702.362.0540 fax


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying balance sheet of Brands Shopping Network, Inc. (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the year then ended, and the restated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2003, and the restated statement of operations and cash flows for the period from February 16, 2001 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brands Shopping Network, Inc. (A Development Stage Company) as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the year then ended, and the restated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2003, and the restated statement of operations and cash flows for the period from February 16, 2001 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, NV

January 28, 2005

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets


                                                                    December 31,
                                                                        2004
                                                                    -----------
ASSETS

Current assets:
    Cash                                                            $        --
                                                                    -----------
      Total current assets                                                   --
                                                                    -----------

Fixed assets, net                                                            --
                                                                    -----------
                                                                    $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                                $   387,684
    Accrued executive compensation                                      959,493
    Notes payable                                                       155,950
    Shareholder loans                                                   267,335
    Interest payable to shareholder                                       7,074
                                                                    -----------
      Total current liabilities                                       1,777,535
                                                                    -----------

Long-term liabilities                                                        --
                                                                    -----------

                                                                      1,777,535
                                                                    -----------

Stockholders' (deficit):
    Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                           --
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 9,165,895 shares issued and outstanding                 9,162
    Additional paid-in capital                                        4,935,321
    Subscriptions receivable                                             (3,258)
    (Deficit) accumulated during development stage                   (6,718,760)
                                                                    -----------
                                                                     (1,777,535)
                                                                    -----------

                                                                    $         0
                                                                    ===========
                                                                             (0)

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Operations


                                                      For the years ended
                                                           December 31,            February 16, 2001
                                                  -----------------------------     (Inception) to
                                                     2004              2003        December 31, 2004
                                                  -----------       -----------    -----------------
                                                                     (Restated)        (Restated)
Revenue                                           $        --       $        --       $       759
                                                  -----------       -----------       -----------

Expenses:
   Consulting fees - related party                     43,473           563,661         3,528,340
   Salaries expense                                        --           273,981           846,680
   Sales and marketing                                     --                --           479,434
   Depreciation                                        10,987           271,974           619,475
   Loss on impairment of assets                        24,566           692,821           717,387
   General and administrative                          22,008            19,222           428,932
                                                  -----------       -----------       -----------
    Total expenses                                    101,034         1,821,659         6,620,248
                                                  -----------       -----------       -----------

Other (expense):
   Other expense                                           --                --               (57)
   Interest expense                                   (25,504)          (32,613)          (99,214)
                                                  -----------       -----------       -----------

Net (loss)                                        $  (126,538)      $(1,854,272)      $(6,718,760)
                                                  ===========       ===========       ===========

Weighted average number of
   common shares outstanding - basic
   and fully diluted                                9,131,406         8,557,587
                                                  ===========       ===========

Net (loss) per share - basic & fully diluted      $     (0.01)      $     (0.22)
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
             Statement of Changes in Stockholders' Equity/(Deficit)
        For the period February 16, 2001 (inception) to December 31, 2004


                                                                                                       Deficit
                                                    Common Stock                                     Accumulated
                                             -------------------------   Additional   Subscriptions     During        Total
                                                                           Paid-in       Payable     Development  Stockholders'
                                               Shares         Amount       Capital    (Receivable)      Stage     Equity/(Deficit)
                                             -----------   -----------   -----------   -----------   -----------  ----------------
December 2001
   Shares issued to founders, $0.003/sh        4,799,651   $     4,800   $     9,656       (14,456)  $        --     $        --

December 2001
   Shares issued to ICP for cash
   and equipment, $1.03/sh                       180,618           181       184,960                                     185,141

December 2001
   Shares issued to acquire ICT, $3.78/sh        330,319           330     1,249,670                          --       1,250,000

   Net (loss) for the year ended
     December 31, 2001                                                                                  (383,746)       (383,746)
                                             -----------   -----------   -----------   -----------   -----------     -----------

Balance at December 31, 2001                   5,310,588         5,311     1,444,286       (14,456)     (383,746)      1,051,395

January 3, 2002
   Shares issued for services, $1.12/sh            1,563             2         1,748            --                         1,750

January 7, 2002
   Shares issued for cash and note
   receivable, $0.14                             312,500           313        42,813       (33,125)                       10,000

January 21, 2002
   Cancellation of subscriptions receivable           --            --            --        44,323                        44,323

January 21, 2002
   Equity restructure pursuant to
   merger agreement                              179,271           179       (62,333)                                    (62,154)

February 2002
   Shares issued for consulting
   services, $7.44/sh                             37,500            38       279,088            --                       279,126

March 1, 2002
   Shares issued for consulting
    services - related party 6.60/sh              20,000            20       131,981            --                       132,000

April 2002
   Reclassification of paid-in capital
   to reflect reverse -splits                         --                                        --                            --

April 19, 2002
   Shares issued for consulting
   services - related party 2.71/sh              210,000           210       569,627            --                       569,838

April 26, 2002
   Shares issued for consulting
   services - related party 4.75/sh              100,000           100       474,900            --                       475,000

April 29, 2002
   Shares issued for consulting
   services - related party 4.50/sh               50,000            50       224,950            --                       225,000

May 7, 2002
   Shares issued for consulting
   services - related pa 3.50/sh                  35,000            35       122,465            --                       122,500

May 10, 2002
   Shares issued for consulting
   services - related pa 3.85/sh                  20,000            20        76,980            --                        77,000

June 10, 2002
   Shares issued for consulting
   services - related p 1.30/sh                  185,000           185       240,315            --                       240,500

June 2002
   Shares issued for financing
   costs, $1.30/sh                                60,625            61        78,752            --                        78,813

August 5, 2002
   Shares issued for debt extinguishment
   and consult services, $1.00/sh                595,967           597       596,564            --                       596,564

August 5, 2002
   Shares issued for debt
   extinguishment, $1.00/sh                      165,690           166       165,524            --                       165,690

   Net (loss) for the year ended
   December 31, 2002                                                                                  (4,354,210)     (4,354,210)
                                             -----------   -----------   -----------   -----------   -----------     -----------

Balance at December 31, 2002                   7,284,300         7,284     4,387,064        (3,258)   (4,737,956)       (346,855)
                                                                     0             0

March 12, 2003
   Shares issued for consulting
   services - related party, $0.34/sh          1,519,595         1,520       515,142                                     516,662

   Net (loss) for the year ended
   December 31, 2003                                                                                  (1,854,272)     (1,854,272)
                                             -----------   -----------   -----------   -----------   -----------     -----------

Balance at December 31, 2003                   8,803,895   $     8,804   $ 4,902,206   $    (3,258)  $(6,592,228)    $(1,684,475)

January 23, 2004
   Shares issued for consulting
   services - $0.09/sh                           358,000           358        33,115                                      33,473

   Net (loss) for the year ended
   December 31, 2004                                                                                    (126,538)       (126,538)
                                             -----------   -----------   -----------   -----------   -----------     -----------

Balance at December 31, 2004                   9,161,895   $     9,162   $ 4,935,321   $    (3,258)  $(6,718,766     $(1,777,540)
                                               =========   ===========   ===========   ===========   ===========     ===========

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
0

                                                                                            February 16, 2001
                                                                For the years ended          (Inception) to
                                                                    December 31,               December 31,
                                                           -----------------------------       -----------
                                                              2004              2003              2004
                                                           -----------       -----------       -----------
                                                                              (Restated)        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                 $  (126,538)      $(1,854,272)      $(6,718,761)
Shares issued for services                                      33,481           516,662         3,528,340
Shares issued for financing costs                                   --                --            78,812
Depreciation                                                    10,987           271,974           619,475
Loss on impairment of assets                                    24,566           692,821           717,385
Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
       Increase (decrease) in accounts payable                  26,024           (13,896)          388,152
       Increase in accrued executive compensation                   --           318,980           959,493
                                                           -----------       -----------       -----------
Net cash provided (used) by operating activities               (31,480)          (67,731)         (427,104)
                                                           -----------       -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of cash available                       --                --                --
    Proceeds from notes payable                                  5,950                --           155,950
    Proceeds from shareholder loans                             57,044             8,750           267,335
    Interest payable to shareholder                            (31,540)           32,614             7,074
    Subscription receivable                                         --                --            (3,257)
    Common stock                                                    --                --                --
                                                           -----------       -----------       -----------
Net cash provided by financing activities                       31,454            41,364           427,102
                                                           -----------       -----------       -----------

Net increase (decrease) in cash                                    (27)          (26,367)               (2)
Cash - beginning                                                    27            26,394                --
                                                           -----------       -----------       -----------
Cash - ending                                              $         0       $        27       $        (2)
                                                           ===========       ===========       ===========
                                                                                               -----------
Supplemental disclosures:                                            0                --                (2)
    Interest paid                                          $    31,540       $        --       $        --
                                                           ===========       ===========       ===========
    Income taxes paid                                      $        --       $        --       $        --
                                                           ===========       ===========       ===========

Non-cash transactions:
    Number of shares issued for services                       358,000         1,519,595
                                                           ===========       ===========
    Number of sharess issued for financing costs                    --            60,625
                                                           ===========       ===========
    Number of shares issued for debt extinguishment                 --           596,771
                                                           ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

START-UP COSTS

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

LOSS PER SHARE

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Advertising costs totaling $-0- were included in sales and marketing expenses for the year ended December 31, 2004.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, notes payable, and shareholder loans. Fair values were assumed to approximate carrying values for cash, accounts payable, notes payable, and shareholder loans because they are short term in nature and their carrying amounts approximate fair values or they are due on demand.

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

Subsequent to September 30, 2004, the Company determined that it should write down certain equipment and furniture as an impairment loss based on historical non-performance, and after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $24,566 impairment loss on operating assets recorded on the Statement of Operations for the year ended December 31, 2004.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of such interpretation does not have a material impact on its financial position or results of operations and adopted such interpretation during fiscal year 2003, as required.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

The Company had no fixed assets, after the effect of recording a $692,821 impairment loss in 2003 and a $24,566 impairment loss in 2004. The Company recorded depreciation expense of $10,987 and $271,974 for the years ended December 31, 2004 and 2003, respectively.

Subsequent to December 31, 2003, the Company analyzed its software asset for impairment and determined that it was impaired due to the non-execution of its business plan historically, and its inability to determine future operating expectations. As a result, the Company wrote down $692,821 of software to "Loss on Impairment of Assets" as of December 31, 2003. Subsequent to September 30, 2004, the Company analyzed its Equipment and Furniture assets for impairment and determined that they were impaired due to the non-execution of its business plan historically, and its inability to determine future operating expectations. As a result, the Company wrote down $24,566 of Equipment and Furniture to "Loss on Impairment of Assets" for the period ending December 31, 2004.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

For the years ended December 31, 2004 and 2003, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $6,640,000 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2020. The components of the Company's deferred tax asset are as follows:


                                                             As of December 31
                                                        -----------------------------
                                                            2004              2003
                                                        -----------       -----------
Deferred tax assets:
  Net operating loss carryforwards                          126,538         6,515,829
                                                        -----------       -----------
    Total deferred tax assets                               126,538         6,515,829

Deferred tax liabilities:
  Depreciation                                              (10,987)         (608,490)
                                                        -----------       -----------

Net deferred tax assets before valuation allowance          115,551         5,907,339
Less: Valuation allowance                                  (115,551)       (5,907,339)
                                                        -----------       -----------
Net deferred tax assets                                 $       -0-       $       -0-
                                                        ===========       ===========

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:


                                                             Year Ended December 31
                                                          -----------------------------
                                                              2004              2003
                                                          -----------       -----------
Federal and state statutory rate                          $   (39,000)      $(2,008,000)
Change in valuation allowance on deferred tax assets           39,000         2,008,000
                                                          -----------       -----------
                                                          $        -0-      $        -0-
                                                          ===========       ===========

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - ACCRUED EXPENSES

Accrued expenses totaling $959,493 at December 31, 2004, consists primarily of unpaid officer compensation and reimbursable expenses. Such debt was acquired by a third party.

NOTE 7 - SHORT-TERM DEBT

As of December 31, 2003 the company had the following Notes Payable:

$ 210,291 shareholder loan payable to Imagine Capital Partners, Inc., interest at 10%, principal and interest due on December 31, 2007. $ 100,000 Note payable to DynaPure Technologies, Inc., interest at 8%, principal and interest due on June 1, 2003. $ 50,000 Note payable to RTTS Acquisition Corp, interest at 8%, principal and interest due on June 1, 2003

As a result of operating losses and missed principal and interest payments, the Company was unable to remain in compliance with the financial covenants arising under all of its long-term note agreements. The creditors did not waive the financial covenant requirements. The Company had been working with the creditors to restructure the existing debt. The creditors had the option to give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt was classified as a current liability in the Balance Sheet at December 31, 2003.

On July 31, 2004, the Company signed an Amended and Restated, twelve-month Convertible Promissory Note with Yulie, LLC, ("Yulie") in the amount of $267,335 with a stated interest rate of 10% per annum, whereby Yulie agreed to acquire the outstanding loan payable to Imagine Capital Partners, Inc. In addition, Yulie agreed to pay RTTS and Dyna Pure Technologies (collectively "RTTS") the principal sum of $150,000 on behalf of the Company and RTTS agreed to accept said payment as payment in full for all debt owed by the Company. RTTS also agreed, upon receipt of funds, to file with the Court a Satisfaction of Judgment. In addition to the aforementioned, Yulie has acquired other notes payable of the Company in the amount of $5,950 and the Company will create a new note in the amount of $155,950 on behalf of Yulie with a stated interest rate of 10% per annum.

The Company paid $18,430 in interest expense during the period ended December 31, 2004. The Company accrued $7,074 and $32,613 in interest expense during the years ended December 31, 2004 and 2003, respectively.

NOTE 8 - LEGAL PROCEEDINGS

On June 1, 2003, the Company defaulted on their obligation to pay the outstanding amounts due to RTTS Acquisition Corp. and DynaPure Technologies, Inc. (collectively referred to as "RTTS") per signed loan agreements dated December 1, 2002. On or about September 9, 2003, a complaint was filed with the Superior Court of California by RTTS for restitution of the defaulted promissory note. On March 23, 2004 RTTS entered its Judgment by Default against the Company in the amount of $168,435, which includes attorney fees, costs and interest after judgment at the legal rate. As noted above, the debt was acquired by Yulie and RTTS accepted said payment as payment in full for all debt owed by the Company. RTTS filed a Satisfaction of Judgment with the Court on August 16, 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company was loaned $210,291 as of December 31, 2003 from Imagine Capital Partners, Inc., a shareholder. The note was acquired by Yulie as noted above.

The Company owed $959,493 in salaries expense to Company officers and shareholders as of December 31, 2004. This debt was acquired by Yulie.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


In January of 2003 the company terminated it's office leases. As such, the Company does not lease or rent any property as of December 31, 2004. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 55,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

All share and per share amounts have been retroactively restated to reflect an 8-for-1 reverse split and a 4-for-1 reverse split.

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

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



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

On January 23, 2004, the Company issued 358,000 shares of its $0.001 par value common stock in exchange for consulting services rendered by Company shareholders valued at $33,473.

There have been no other issuances of common or preferred stock.

NOTE 11 - WARRANTS

On February 20, 2002, the Company issued 300,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis to an investment banking firm in exchange for banking services. The warrants have an exercise price of 100,000 warrants at $1.00 per share of common stock, 100,000 warrants at $2.00 per share of common stock, and 100,000 warrants at $2.50 per share of common stock. The warrants are exercisable over a three-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.0099326 per warrant for a total value of $2,980. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of three years. No warrants have been exercised as of December 31, 2004.

On March 1, 2002, the Company issued 400,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis to a public relations firm in exchange for public relations services. The warrants have an exercise price of $6.00 per share of common stock. The warrants are exercisable over a three-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model which resulted in a zero value for these warrants. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of three years. No warrants have been exercised as of December 31, 2004.

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


On April 13, 2002, the Company issued 100,000 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis to a capital-raising firm in exchange for capital raising services. The warrants have an exercise price of 50,000 warrants at $5.00 per share of common stock, and 50,000 warrants at $5.50 per share of common stock. The warrants are exercisable over a three-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model which resulted in a zero value for these warrants. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of three years. No warrants have been exercised as of December 31, 2004.

On June 10, 2002, the Company issued 1,025,000 warrants to numerous consultants and employees to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrants have an exercise price of 950,000 warrants at $1.30 per share of common stock, and 75,000 warrants at $2.00 per share of common stock. The warrants are exercisable over a five-year period. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $.0359 per option for a total value of $36,800. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 2%, zero dividend yield, volatility of the Company's common stock of 137% and an expected life of the warrants of five years. No warrants have been exercised as of December 31, 2004.

All warrants are considered to be anti-dilutive at December 31, 2004.

NOTE 12 - OPTIONS

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2004 are as follows:


                    Options Outstanding                                         Options Exercisable
------------------------------------------------------------    -------------------------------------------------
                                                                  Weighted                            Weighted
                                         Weighted Average         Average                             Average
Exercise Prices          Number              Remaining            Exercise           Number           Exercise
                      Outstanding        Contractual Life          Prices         Exercisable          Price
-----------------    ---------------    --------------------    -------------    ---------------    -------------
$1.30                     90,000               7.5                 $1.30             78,780            $1.30


SUMMARY OF OPTIONS GRANTED AND OUTSTANDING:

                                              For the Years Ended December 31,
                            ---------------------------------------------------------------------
                                         2004                                 2003
                            --------------------------------    ---------------------------------
                                Shares           Weighted           Shares            Weighted
                                                 Average                              Average
                                                 Exercise                             Exercise
                                                  Price                                Price
                            ---------------    -------------    ----------------    -------------
Options:
Outstanding at
beginning of year                  390,000        $1.30                500,000         $1.30
Granted                                 -0-          $0                     -0-           $0
Cancelled                          300,000           $0                110,000            $0
                            ---------------                     ---------------
Outstanding at end of
year                                90,000        $1.30                390,000         $1.30
                            ===============    =============    ================    =============

                          BRANDS SHOPPING NETWORK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

No options were granted or exercised during the year ended December 31, 2004, and all options are considered to be anti-dilutive at December 31, 2004.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On February 20, 2002, the Company executed an investment banking agreement with Equity Securities (ES) for a period of one year. Pursuant to the terms of the agreement ES received a total of $22,500 upon execution of the agreement. On a quarterly basis, $3,500 will be due to ES for research expenses. Once the Company receives gross proceeds, from a private placement offering, over $1,000,000, ES will be due an additional $12,500. On monies raised in the private placement offering ES will receive a 10% commission and warrants equal to 3% of the amount of shares sold as a direct result of the efforts of ES. As consideration for the agreement, ES received 100,000 shares of the Company's $0.001 par value common stock valued at $250,000 and received 300,000 warrants exercisable over a period of three years at prices ranging from $1 - $2.50. As of December 31, 2004 ES was no longer providing services to the Company and, as such, the Company has no ongoing commitments to ES nor contingencies related to this agreement.

NOTE 14 - REVERSE ACQUISITION AGREEMENT WITH BRANDS SHOPPING NETWORK, INC. (BSN)

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

NOTE 15 - REVERSE ACQUISITION AGREEMENT WITH UNITED FUEL & ENERGY CORPORATION
(UFE)

On August 6, 2004, the Company entered into an "Agreement and Plan of Merger" with United Fuel & Energy Corporation, whereby UFE shall be the surviving corporation. The closing of the transaction will occur as promptly as practicable upon completion of due diligence and satisfaction or waiver of conditions set forth in the agreement.

Per the Agreement, the Company shall cause a 40:1 reverse stock split of its common stock to be effected prior to the closing. Upon closing, each share of the Company's common stock, par value $.001 per share shall be automatically converted into one fully paid non-assessable share of common stock, no par value per share, of the Surviving Corporation.