Form 10-Q
period 2005-03-31
UNITED FUEL & ENERGY CORP
filed 2005-05-16
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                        COMMISSION FILE NUMBER 333-68008

                        UNITED FUEL & ENERGY CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)


           NEVADA                                       62-1772151
       -------------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



                           405 N Marienfeld, Suite 300
                              Midland, Texas 79701
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (432) 571-8000
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of April 29, 2005: 11,254,536.

                        United Fuel & Energy Corporation

                 Form 10-Q for the Quarter ended March 31, 2005
                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                    3
Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    12
Item 3 Quantitative and Qualitative Disclosures About Market Risk             19
Item 4 Controls and Procedures                                                20

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                      21
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds            21
Item 3 Defaults Upon Senior Securities                                        21
Item 4 Submission of Matters to a Vote of Security Holders                    21
Item 5 Other Information                                                      21
Item 6 Exhibits                                                               22
SIGNATURE                                                                     24

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                United Fuel & Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   March 31,        December 31,
                                                                                     2005              2004
                                                                                ---------------    ---------------
                                        ASSETS                                    (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents (note B)                                        $           823    $           809
      Accounts receivable, net of allowance for doubtful accounts of $856 and
         $752, at March 31, 2005 and December 31, 2004, respectively                     37,378             32,975
      Other receivables                                                                     238                298
      Inventories, net of allowance for slow moving inventory of $235                     6,548              5,778
      Prepaid expense                                                                       759                988
      Deferred taxes                                                                        358                358
                                                                                ---------------    ---------------
         Total current assets                                                            46,104             41,206
                                                                                ---------------    ---------------

PROPERTY, PLANT AND EQUIPMENT, net                                                       10,353             10,323
                                                                                ---------------    ---------------

OTHER ASSETS
      Cash value of life insurance                                                        2,593              2,566
      Goodwill                                                                              251                251
      Debt issuance costs                                                                 1,098              1,177
      Related party receivables                                                              49                 55
      Other                                                                                 476                177
                                                                                ---------------    ---------------
         Total other assets                                                               4,467              4,226
                                                                                ---------------    ---------------
                                                                                $        60,924    $        55,755
                                                                                ===============    ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                          $        12,906    $        11,028
      Accrued and other current liabilities                                               1,211                977
      Accrued income taxes                                                                   85                107
      Current maturities of long-term debt (note C)                                       1,695              1,709
      Capital lease obligation                                                               16                 54
                                                                                ---------------    ---------------
         Total current liabilities                                                       15,913             13,875

OTHER LIABILITIES
      Long-term debt, less current maturities (notes C and K)                            39,332             36,481
      Asset retirement obligations (note D)                                                 121                119
      Deferred income taxes                                                                 906                880
                                                                                ---------------    ---------------
         Total liabilities                                                               56,272             51,355
                                                                                ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (note E)

STOCKHOLDERS' EQUITY (notes A, G, H and I)
      Preferred stock- par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2005; 2,000,000 shares authorized, 1,250,000 issued and outstanding at
         December 31, 2004                                                                   --                  1
      Common stock - $0.001 par value, 50,000,000 shares authorized,
         11,254,536 issued and 11,038,286 outstanding at March 31, 2005;
         no par value, 11,000,000 shares authorized 8,650,000 issued,
         8,217,500 outstanding at December 31, 2004                                          11                 31
      Paid-in capital                                                                     2,384              2,318
      Retained earnings                                                                   2,308              2,153
      Less treasury stock - 216,250 and 432,500 shares at March 31, 2005 and
         December 31, 2004, respectively                                                    (51)              (103)
                                                                                ---------------    ---------------
         Total stockholders' equity                                                       4,652              4,400
                                                                                ---------------    ---------------

                                                                                $        60,924    $        55,755
                                                                                ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                United Fuel & Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                        March 31,     March 31,
                                                          2005          2004
                                                       ----------    ----------
Revenues
     Sales                                             $   55,838    $   39,206
     Other                                                    727           674
                                                       ----------    ----------
       Total revenues                                      56,565        39,880

Cost of Sales                                              49,490        33,503
                                                       ----------    ----------

Gross Profit                                                7,075         6,377

Expenses
     Operating                                              3,047         2,916
     General and administrative                             2,824         2,278
     Depreciation, amortization and accretion                 305           344
                                                       ----------    ----------
       Total expenses                                       6,176         5,538
                                                       ----------    ----------

Operating Income                                              899           839

Other Income (Expense)
     Interest expense                                        (582)         (456)
     Amortization of debt issue costs                         (99)         (139)
     Other income (expense), net                               41            43
                                                       ----------    ----------
       Total other income (expense)                          (640)         (552)
                                                       ----------    ----------

Income Before Income Taxes                                    259           287

Income Tax Expense                                            104            99
                                                       ----------    ----------

Net Income                                             $      155    $      188
                                                       ==========    ==========


Net income per common share:
     Basic                                             $     0.01    $     0.02
                                                       ==========    ==========
     Diluted                                           $     0.01    $     0.02
                                                       ==========    ==========

Weighted average common shares outstanding:
     Basic                                                 11,255        11,255
                                                       ==========    ==========
     Diluted                                               11,389        11,255
                                                       ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                United Fuel & Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                             ------------------------
                                                              March 31,     March 31,
                                                                2005          2004
                                                             ----------    ----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
      Net income                                             $      155    $      188
      Adjustments to reconcile net income to
        net cash used in operating activities
           Depreciation                                             298           339
           Amortization of debt issuance costs and other             52            90
           Issuance of non-cash stock award                          97            --
           Deferred income taxes                                     26            39
      Changes in operating assets and liabilities:
        Decrease (increase) in:
           Accounts receivable                                   (4,403)       (3,843)
           Other receivables                                         60            25
           Inventories                                             (770)         (117)
           Prepaid expenses                                         229          (105)
           Other assets                                            (304)          (95)
           Related party receivables                                  6            23
        Increase (decrease) in:
           Accounts payable                                       1,878         2,974
           Accrued income taxes                                     (22)           59
           Accrued expenses and other current liabilities           234          (595)
                                                             ----------    ----------
             Net cash used in operating activities               (2,464)       (1,018)
                                                             ----------    ----------

Cash flows from investing activities:
      Increase in cash surrender value                              (27)          (17)
      Proceeds from sale of assets                                   --            30
      Capital expenditures                                         (328)         (119)
                                                             ----------    ----------
             Net cash used in investing activities                 (355)         (106)
                                                             ----------    ----------

Cash flows from financing activities:
      Proceeds of notes payable                                      --         1,109
      Repayment of notes payable                                     --           (22)
      Proceeds from long-term debt                                3,136            --
      Repayments of long-term debt                                 (245)          (20)
      Repayments of capital lease obligations                       (38)          (55)
      Debt issuance costs                                           (20)          (26)
                                                             ----------    ----------
             Net cash provided by financing activites             2,833           986
                                                             ----------    ----------

Net increase (decrease) in cash and cash equivalents                 14          (138)

Cash and cash equivalents at beginning of year                      809         1,535
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $      823    $    1,397
                                                             ==========    ==========

              The accompanying notes are an integral part of these
                       consolidatedfinancial statements.

                United Fuel & Energy Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                         -----------------------
                                                          March 31,    March 31,
                                                            2005         2004
                                                         ----------   ----------

Cash paid during period for:
----------------------------
   Interest                                              $      559   $      580
   Income taxes                                          $      100   $       --

                United Fuel & Energy Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

United Fuel & Energy Corporation (Company) was incorporated in Texas on January 1, 1999. The Company, through its wholly owned subsidiaries Eddins-Walcher Company (EWC) and Three D Oil of Kilgore, Inc. (TDO), distributes and sells refined petroleum products which include gasoline, diesel, oils, propane, greases, and other lubricants. Products are sold, including credit sales, through bulk plants, unattended self-serve stations located in West Texas, East Texas and Southeastern New Mexico. All significant intercompany balances and transactions have been eliminated.

Reverse acquisition - On February 7, 2005, the Company consummated a merger with Brands United Merger Sub, Inc., a Texas corporation (the "Merger Sub"), which was a wholly-owned subsidiary of Brands Shopping Network, Inc., a Nevada corporation, (BSN). Merger Sub merged with and into the Company, (the "Merger") with the Company being the survivor of the Merger as a wholly-owned subsidiary of BSN. Pursuant to the Merger, each outstanding share of common stock and preferred stock of the Company was cancelled and converted into the right to receive merger consideration of one share of common stock of BSN, resulting in the former stockholders of the Company owning 9,900,000 shares of common stock of BSN. On January 31, 2005, in preparation for the Merger, BSN changed its name to "United Fuel & Energy Corporation" and affected a 1-for-40 reverse stock split (the "Reverse Stock Split"). Stock of BSN prior to the Merger was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the Reverse Stock Split. In addition, and in connection with the Merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company owned control of BSN's common stock immediately after consummation of the Merger. Under reverse acquisition accounting, the post - acquisition entity was accounted for as a recapitalization of the Company. As a result of the Merger, the Company became a public reporting entity subject to the requirements of the Securities Act of 1934 and the financial statements for all periods prior to the Merger will be those of the Company.

The financial information included herein, except the balance sheet as of December 31, 2004, is unaudited. The Company's consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements filed in the Company's Form 8-K filed with the Securities and Exchange Commission on May 5, 2005. The interim financial statement information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements as of December 31, 2004.

NOTE B - CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subject the Company to concentrations of credit risk. The risk is limited due to the large number of customers comprising the customer base (approximately nine thousand) and their dispersion across agricultural, oilfield, and general commercial industries. The Company had no significant concentrations of credit risk apart from customer operations occurring primarily in the geographical region of West Texas, East Texas and Southeastern New Mexico.

                United Fuel & Energy Corporation and Subsidiaries

                                 March 31, 2005
                                   (Unaudited)

NOTE B - CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company maintains its cash balances at several financial institutions located in New Mexico and Texas, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE C - DEBT

Long-term debt consists of the following (thousands):
                                                      March 31,     December 31,
                                                         2005            2004
                                                      ----------      ----------
      Revolving line of credit                            32,857      $   29,721
      Term loan payable to a bank                          5,238           5,434
      Three D term loan payable to a bank                  1,408           1,437
      Note payable to a supplier, due December 2008          804             857
      Note payable to a supplier, due October 2005           550             550
      Other notes payable                                    170             191
                                                      ----------      ----------
                                                          41,027          38,190
      Less current maturities                              1,695           1,709
                                                      ----------      ----------
                                                      $   39,332      $   36,481
                                                      ==========      ==========

The Company's revolving line of credit (Revolver) provides for borrowing of the lesser of a borrowing base, as defined, or $35,000,000, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by the principal stockholder of the Company. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company's option, (6.1% at March 31, 2005). The Revolver matures September 30, 2007. Subsequent to March 31, 2005, the Company amended its Revolver primarily to increase its maximum borrowing limit from $35,000,000 to $45,000,000.

The term loan payable to a bank matures November 1, 2009 and is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, or prime plus 2.0% if certain net worth requirements are not met, (7.75% at March 31, 2005). The term loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of the principal stockholder of the Company. The Company was not in compliance with a financial covenant at March 31, 2005 and subsequently received a waiver of such non-compliance.

The Three D term loan payable to a bank matures October 10, 2009 and is payable in monthly principal and interest payments of $13,947 with the balance due at maturity. The interest rate is prime plus 1%, with a minimum of 6% (6.75% at March 31, 2005). The debt is secured by property, plant and equipment of TDO.

The note payable to a supplier, due December 2008, unsecured, was originally due December 2001, but effective January 1, 2002, was converted to a Business Development Fund Agreement (Fund). As part of the agreement, the Fund was increased to $1,500,000 and is retired in annual amounts of $214,286 through December 2008 subject to provisions of the Fund. The annual retirement is achieved by the Company meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the Fund.

The note payable to a supplier, due October 2005, unsecured, is subject to an agreement, whereby, if the Company's monthly purchases from the supplier exceeded a certain quantity, the agreement would be amortized monthly and repayment would not be required. The Company's purchases have not met the minimum purchase requirements of the agreement.

                United Fuel & Energy Corporation and Subsidiaries

                                 March 31, 2005
                                   (Unaudited)


NOTE D - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the three-month period ended March 31, 2005 is as follows (thousands):

         Asset retirement obligation at December 31, 2004             $   119
         Additions related to new properties                                -
         Deletions related to property disposals                            -
         Accretion expense                                                  2
                                                                        -----
Asset retirement obligation at March 31, 2005                         $   121
                                                                        =====

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company's business. At March 31, 2005, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE F - PENDING ACQUISITION

On March 2, 2005, the Company entered into an Asset Purchase Agreement with Clark Oil Company, an Oklahoma corporation ("Clark Oil"), William H. Clark, Jr. and Martin T. Clark (individually and collectively, the "Stockholder") (the "Purchase Agreement") to acquire from (a) Clark Oil substantially all of the assets used in Clark Oil's lubricants, gasoline and diesel business (the "Business") and (b) the Stockholder all of each Stockholder's goodwill associated with the Business. The Company has the right to purchase, but is not obligated to purchase, the accounts receivable generated by the Business prior to the closing date. As consideration for the purchased assets, the Company will: (a) pay an aggregate of $3,600,000, subject to adjustment and payment terms as described in the Purchase Agreement (the "Base Purchase Price"), and
(b) pay an amount equal to the lower of cost or market value of the inventory being purchased by the Company. The Company's obligation to close the transactions contemplated by the Purchase Agreement (the "Transactions") is subject to the satisfaction or waiver of certain conditions. Under the Purchase Agreement, the parties have the right to terminate the Agreement under certain circumstances, including, without limitation, if the closing has not occurred on or before May 15, 2005 (subsequently extended to June 1, 2005) or such later date as the parties may agree upon in writing.

NOTE G - EQUITY TRANSACTIONS

Restricted Stock Agreement - In July 2004 the Company entered into a Restricted Stock Agreement with its President whereby he will be issued 865,000 shares of common stock of the Company, representing 10% of the outstanding common stock of the Company. The shares vest 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005. The value of the 25% January 2005 vesting ($97,000) of this non-cash stock award has been included in general and administrative expense in 2005.

                United Fuel & Energy Corporation and Subsidiaries

                                 March 31, 2005
                                   (Unaudited)

NOTE H - STOCK WARRANTS

At March 31, 2005, the Company had outstanding 550,000 warrants to purchase common stock, which were issued to financial advisors during 2004. The warrants have an exercise price of $2.00 per share. Warrants for 200,000 shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the remaining 350,000 expire five years from the date of issuance.

NOTE I - STOCK OPTIONS

In February 2005, the Company's majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the Plan). The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock or stock bonuses (Awards), to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the Plan. A total of 1,500,000 shares of common stock have been authorized and reserved for issuance under the Plan, subject to certain adjustments to reflect changes in the Company's capitalization. The Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the Awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the Plan. During the three-month period ended March 31, 2005, 382,482 options which had been granted in 2004 under the 2004 Stock Option Plan (the 2004 Plan) were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan. In addition, 520,000 options were granted at exercise prices of $2.00 - $2.75 leaving a balance outstanding of 902,482, at March 31, 2005.

The Company applies APB 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for those options because the quoted or estimated market price of the stock at grant date exceeds the amount of the exercise price. Had compensation cost been determined based on the fair value of the options consistent with SFAS No. 123, the Company believes the effect on consolidated income would have been insignificant.

NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application encouraged.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement indicates that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary exchanges occurring in periods beginning after June 15, 2005.

                United Fuel & Energy Corporation and Subsidiaries

                                 March 31, 2005
                                   (Unaudited)

NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued a revised Statement No. 123, Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use Accounting Principles Board (APB) Opinion No. 25's intrinsic value method of accounting. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those instruments. An entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of those instruments, except in certain circumstances. The provisions of this interpretation become effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

Management does not believe these new standards will have a material impact on its consolidated financial statements.

NOTE K - SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company amended its revolving line of credit primarily to increase its maximum borrowing limit from $35,000,000 to $45,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto appearing elsewhere herein.

Forward-Looking Statements

The statements in this discussion that are not historical facts are "forward-looking statements" within the meaning of Section 21(E) of the Exchange Act of 1934, as amended (the "Exchange Act"). The words "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue", the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, levels of oil and gas drilling and general industrial activity in our area of operations, the price of our products, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. With respect to forward-looking statements in this discussion, we claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Overview

The cost of the Company's products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the control of the Company. When sudden and significant increases occur in the cost of fuel and lubricant products, the Company may not be able to pass on these increases through timely price increases to its customers. The timing of passing these costs through to the Company's customers can significantly affect its margins. In addition, significant price increases in the Company's products increase the amount that it must finance under its revolving line of credit, thereby reducing the amount of funds otherwise available under its revolving line of credit. The effect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins and reduces borrowing needs. Most of the Company's debt is subject to interest at floating rates. As a result, the Company's interest costs associated with this debt may fluctuate.

On February 7, 2005, the Company consummated a merger with Brands United Merger Sub, Inc., a Texas corporation (the "Merger Sub"), which was a wholly-owned subsidiary of Brands Shopping Network, Inc., a Nevada corporation, (BSN). Merger Sub merged with and into the Company, (the "Merger") with the Company being the survivor of the Merger as a wholly-owned subsidiary of BSN. Pursuant to the Merger, each outstanding share of common stock and preferred stock of the Company was cancelled and converted into the right to receive merger consideration of one share of common stock of BSN, resulting in the former stockholders of the Company owning 9,900,000 shares of common stock of BSN. On January 31, 2005, in preparation for the Merger, BSN changed its name to "United Fuel & Energy Corporation" and affected a 1-for-40 reverse stock split (the "Reverse Stock Split"). Stock of BSN prior to the Merger was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the Reverse Stock Split. In addition, and in connection with the Merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company owned control of BSN's common stock immediately after consummation of the Merger. Under reverse acquisition accounting, the post - acquisition entity was accounted for as a recapitalization of the Company. As a result of the Merger, the Company became a public reporting entity subject to the requirements of the Securities Act of 1934 and the financial statements for all periods prior to the Merger will be those of the Company.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 Revenues. Revenues increased by $16,685,000, or 42%, during the three months ended March 31, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued price increases as well as modest sales volume increases. Selling prices for refined fuels increased approximately 32%, which accounted for an increase of approximately $13.6 million, due principally to increases in crude oil prices. Sales volumes increased approximately 8% which is primarily attributable to higher demand for diesel fuel in our market area.

Cost of sales and gross profit. Cost of sales increased by $15,987,000 or 48%, during the three months ended March 31, 2005 due primarily to continued increases in crude oil prices. Gross profit increased by $698,000, or 11%, to $7,075,000 2005 from $6,377,000 in 2004. Our gross profit as a percentage of sales decreased to 12.5% in 2005 from 16.0% in 2004. The decrease in this percentage reflects the impact of the Company following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on the Company's cost of product. Because of the continued increase in product prices during 2005, the Company's gross profit as a percentage of sales declined while at the same time the Company was able to increase its gross profit per gallon by 3.3%.

Operating expenses. Operating expenses increased by $131,000 or 4.5%, during the three months ended March 31, 2005. Although the majority of these expenses are fixed, there is a variable component of these expenses which caused the increase. Operating expenses per gallon sold decreased from $0.098 for the three months ended March 31, 2004 to $0.095 for the same period in 2005. As a percentage of sales, operating expenses declined to 5.4% from 7.3% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $546,000, or 24% during the three months ended March 31, 2005 from the same period in 2004. As a percentage of gross profit, general and administrative expenses increased to 39.9% in 2005 from 35.7% in 2004. The Company incurred significant legal, accounting, consulting and other expenses in conjunction with the Merger. As a result of the Merger, the Company became a public reporting entity. The professional fees related to the Merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of $100,000. The Company also increased its financial accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of $175,000. The Company recognized $103,000 expense relating to a non-cash stock award to the Company's President during the three months ended March 31, 2005 under the terms of a Restricted Stock Agreement. The Company incurred $99,000 additional credit card and network transaction fees in 2005 over 2004 relating to the Company's membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in information technology and other general expenses contributed to the remaining increase.

Interest. Interest expense was $582,000 and $456,000 for the three months ended March 31, 2005 and 2004, respectively. The average amounts of applicable interest bearing debt during the three months ended March 31, 2005 and 2004 were $38,951,000 and $32,451,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products. The Company's effective annualized interest rate was 6.0% for 2005 compared to 5.6% for 2004.

Net Income. As a result of a combination of the factors described above, the Company's net income decreased by $33,000 to $155,000 for the three months ended March 31, 2005 from $188,000 for the corresponding period in 2004.

Liquidity and Capital Resources

General

The cost of the Company's products is largely dependent of the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in the Company not being able to pass these costs through to its customers on a timely basis and could have a negative impact on its margins of profit. Most of the Company's debt is subject to interest at floating rates and as a result increases in interest rates will have a negative effect on its costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on the Company's operating, investing and financing cash flows.

Net Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2005 increased to $2,464,000 compared to $1,018,000 for the corresponding 2004 period. The primary reason for the increase was an increase in accounts receivable, partially offset by an increase in accounts payable, both of which were results of significant increases in the cost of the Company's products. Accounts receivable increased $4,403,000 or 13.4% from December 31, 2004 to March 31, 2005. Sales increased 9.3%for the two-month period ended March 31, 2005 (the primary period for which receivables were outstanding as of March 31, 2004) compared to the two-month period ended December 31, 2004 (the primary period for which receivables were outstanding as of December 31, 2004). The number of days sales outstanding in accounts receivable was 57 days at March 31, 2005 and December 31, 2004. Accounts payable increased $1,878,000 or 17% from December 31, 2004 to March 31, 2005. Because the Company is required to pay its major suppliers on an expedited basis for products purchased (generally 10 to 15 days), during a period of increasing costs the Company funds a higher amount of product costs through credit sales until it is able to collect the higher price for products from its customers.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $249,000 to $355,000 for the three months ended March 31, 2005, compared to $106,000 for the three months ended March 31, 2004. The primary use of funds for all periods was capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 was $2,833,000 compared to $986,000 for the corresponding 2004 period, which was the result of borrowings, net of repayments, primarily under the Company's revolving line of credit. The funds were used in part to fund the Company's general corporate purposes due primarily to the increases in accounts receivable that resulted from significant increases in the cost of the Company's products as described above.

Capital Sources

Funding for the Company's business activities has historically been provided by cash flow from operations, short-term and long-term lender financings, capital and operating lease arrangements and the sale of assets in the ordinary course of business.

The Company currently has three credit facilities: a revolving line of credit (the "Revolver"), a term loan with a current balance of $5.2 million (the "Term Loan"), and a term loan with a current balance of approximately $1.4 million (the "3D Term Loan"). The Revolver provides for borrowing of the lesser of a borrowing base, as defined, or $35,000,000 at March 31, 2005. In April 2005, the Revolver was amended to provide for, among other things, borrowings of up to $45,000,000. The maturity date of the Revolver is September 30, 2007. The interest rate under the Revolver is prime plus 0.5% or LIBOR plus 3.0%, at the Company's option, (effective interest rate at March 31, 2005 was 6.1%) and is payable monthly. The Revolver is secured by substantially all of the assets of the Company, certain guaranties and certain life insurance policies and contains certain financial covenants, including a minimum collateral availability covenant. As of March 31, 2005, $32.9 million was borrowed under the Revolver and the Company was in compliance with the covenant requirements of the Revolver.

The Term Loan has a current principal balance of $5.2 million and has a maturity date of November 1, 2009. The interest rate of the Term Loan is prime (as defined) plus 1.5% (or 2.0% if a certain net worth requirement is not met). The Term Loan is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The Term Loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of the principal stockholder of the Company. The Term Loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements. The Company was not in compliance with a financial covenant at March 31, 2005 and subsequently received a waiver of such non-compliance.

The 3D Term Loan has a current principal balance of $1.4 million and has a maturity date of October 10, 2009. The interest rate for the 3D Term Loan is the greater of 6% or prime plus 1%. Principal and interest in the amount of $13,947 is payable monthly with the balance due at maturity. The 3D Term Loan is secured by property, plant and equipment of 3D and contains certain financial covenants. The Company is in compliance with the covenant requirements of the 3D Term Loan.

Part of the Company's business plan is to grow its business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

On March 2, 2005, the Company entered into an Asset Purchase Agreement to acquire substantially all assets of Clark Oil Company, an Oklahoma corporation. United is in discussions with other potential targets but has not entered into any definitive agreement concerning these acquisitions. The Company can make no assurances that it will be able to consummate these or any other acquisitions.

Capital Expenditures

During the three months ended March 31, 2005 the Company had capital expenditures of approximately $328,000, which were used to purchase a combination of vehicles, equipment and computerized equipment on its cardlock sites. The Company expects capital expenditures for the remaining of 2005 to continue at approximately the same rate as those during the first three months and expects to fund such expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors have affected, and may in the future continue to affect, the Company's business, results of operations and financial condition, and could cause the Company's operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company elsewhere in this report.

TRADING MARKET FOR THE COMPANY'S COMMON STOCK.

The Company's common stock is thinly traded which could make it difficult for shareholders to sell shares at a predictable price or at all. In addition, there may be volatility in the market price of the Company's common stock due to factors beyond the Company's control. The Company's quarterly operating results, changes in general conditions in the economy, the financial markets or other developments affecting the Company could cause the market price of the Company's common stock to fluctuate, making it difficult for shareholders to sell shares at predictable prices or times.

ACQUISITION AVAILABILITY; INTEGRATING ACQUISITIONS.

The Company's future growth strategy involves the acquisition of wholesale fuel, propane and/or lubricant distribution and resale companies or other related entities and businesses in existing and new markets. There can be no assurance that the Company will be able to locate or make suitable acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into the Company. Acquisitions involve risks that could adversely affect the Company's operating results, including management commitment; integration of the operations and personnel of the acquired operations; write downs of acquired intangible assets; and possible loss of key employees and customers of the acquired operations.

DEPENDENCE ON KEY SUPPLIER.

One supplier furnished approximately 47% and 36% of the Company's fuel during the fiscal years ended December 31, 2004 and 2003, respectively. Although the Company believes that additional suppliers could be obtained without significant disruption to its operations, it cannot assure its shareholders that this would be the case.

FUEL PRICING; EFFECT ON PROFITABILITY.

Many of the Company's petroleum and fuel-oriented products are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market price. The Company monitors fuel prices and trends in each of its markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since the Company purchases and delivers its fuel supply daily and utilizes cost-plus pricing to its customers. If the Company cannot pass on the cost-plus pricing to its customers, margins would decrease and a loss could be incurred. The Company has not engaged in derivatives or futures trading to hedge fuel price movements.

SUDDEN OIL AND GAS PRICE INCREASES DUE TO, AMONG OTHER THINGS, THE COMPANY'S INABILITY TO OBTAIN ADEQUATE QUANTITIES FROM ITS USUAL SUPPLIERS, MAY ADVERSELY AFFECT ITS OPERATING RESULTS.

The Company's profitability in the fuel distribution business is largely dependent on the difference between the Company's wholesale cost and retail price. The Company's products are a commodity, and the unit price it pays is subject to volatile changes in response to changes in supply or other market conditions over which it has no control. The supply from the Company's usual sources may be interrupted due to reasons that are beyond its control. As a result, the cost of acquiring the Company's fuels from other suppliers might be materially higher at least on a short-term basis. Since the Company may not be able to pass on to its customers immediately, or in full, all increases in the wholesale cost of fuel, these increases could reduce the Company's profitability. The Company cannot assure you that future volatility in supply costs will not have a material adverse effect on its profitability and cash flow.

DEPENDENCE ON KEY PERSONNEL.

The future success of the Company will be largely dependent on the continued services and efforts of key members of our management. The loss of the services of one or more of these key individuals could have a material adverse effect on the Company's business and prospects. The Company's success and plans for future growth will also depend on its ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that the Company will be able to hire or retain such personnel on terms satisfactory to the Company.

ENERGY EFFICIENCY, GENERAL ECONOMIC CONDITIONS AND TECHNOLOGY ADVANCES HAVE AFFECTED AND MAY CONTINUE TO AFFECT DEMAND FOR COMPANY PRODUCTS AND SERVICES BY ITS CUSTOMERS.

The national trend toward increased conservation and technological advances, including fuel efficient vehicles, may adversely affect the demand for Company products by its customers which, in turn, may result in lower sales volumes to its customers. In addition, recent economic conditions may lead to additional conservation by customers to further reduce their fuel consumption. Future technological advances in conservation and fuel consumption may adversely affect the Company's financial condition and results of operations.

THE COMPANY HAS A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING.

The Company has approximately $41 million in secured and unsecured debt outstanding at March 31, 2005. If the Company fails to pay its debt in a timely manner or otherwise default in its debt financing, then the Company will incur expenses, including without limitation, default interest rates and penalties and its assets will be subject to foreclosure. The Company's ability to obtain subsequent borrowings would be restricted, limiting the Company's access to debt capital.

RISKS ASSOCIATED WITH ABSENCE OF WRITTEN AGREEMENTS.

The Company does not have formal, length of service written contracts with the majority of its customers. As a result, most of the Company's customers can terminate the Company's services at any time and for any reason, and the Company can similarly discontinue service to any customer. The Company may discontinue service to a customer if changes in the service conditions or other factors cause the Company not to meet its minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this absence of written agreements, the Company's business, results of operations and financial condition could be materially adversely affected if the Company were to experience a high rate of customer losses.

THE COMPANY IS SUBJECT TO OPERATING HAZARDS THAT COULD ADVERSELY AFFECT ITS OPERATING RESULTS TO THE EXTENT NOT COVERED BY INSURANCE.

The Company's operations are subject to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as oil, gasoline and propane. As a result, the Company may be subject to claims related to these operating hazards arising in the ordinary course of business. The Company maintains insurance for general, product, workers' compensation and automobile liabilities. It cannot guarantee that this insurance will be adequate to protect the Company from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices.

MANAGEMENT OF GROWTH.

The Company's future growth strategy is dependent on effective operational, financial and other internal systems, and the ability to attract, train, motivate, manage and retain its employees. If the Company is unable to manage growth effectively, the Company's results of operations will be adversely affected.

COMPETITION.

The Company competes with other fuel service providers, including several national, regional, and numerous small, independent operators who provide these services. The Company's ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, and reporting and invoicing services. There can be no assurance that the Company will be able to continue to compete successfully as a result of these or other factors.

OPERATING RISKS MAY NOT BE COVERED BY INSURANCE.

The Company's operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting fuel and gasoline, which are classified as hazardous materials. The Company maintains insurance policies in such amounts and with such coverages and deductibles as the Company believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such levels of insurance will be maintained by the Company or will be available at economical prices.

THE RISK OF TERRORISM AND POLITICAL UNREST IN THE MIDDLE EAST MAY ADVERSELY AFFECT THE ECONOMY AND THE PRICE AND AVAILABILITY OF OIL.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of fuel, the Company's results of operations, its ability to raise capital and its future growth. The impact that the foregoing may have on the oil industry in general, and on the Company in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of the Company's products, and the infrastructure facilities of the Company or its suppliers could be direct or indirect targets. Terrorist activity may also hinder the Company's ability to transport fuel if the means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect the Company's revenues or restrict its future growth. Instability in the financial markets as a result of terrorism could also affect the ability to raise capital. Terrorist activity could likely lead to increased volatility in fuel prices.

GOVERNMENTAL REGULATION MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The Company's operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. The Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, its services. The Company depends on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon the Company's operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

THE COMPANY IS CONTROLLED BY ONE MAJOR SHAREHOLDER, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

The Company's principal shareholder is Thomas Kelly, the Company's Chairman who beneficially owns 7,785,000 shares of Company common stock, or approximately 69% of the outstanding shares of Company common stock. Therefore, Mr. Kelly has the ability to decide the outcome of matters submitted to Company's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control its management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of the Company's common stock.

THE COMPANY HAS NO INDEPENDENT DIRECTORS

The Company's sole directors are Mr. Kelly, its Chairman, and the Company's chief executive officer, Scott Heller. There are no other directors, and in particular, there are no independent directors. Although the Company intends to retain independent directors in the future, there can be no assurance that it will do so. With the current composition of the Board, Mr. Kelly and Mr. Heller have a significant influence of the Company's decision making. Further, if the Company is unable or unwilling to retain independent directors, it will restrict the Company's ability from being listed on national stock exchanges, such as the American Stock Exchange, or, national electronic quotation systems such as Nasdaq National System.

REQUIREMENTS TO EVALUATE INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES OXLEY ACT OF 2002 MAY INCREASE THE COMPANY'S COMPLIANCE EXPENSES AND DIVERT MANAGEMENT'S EFFORTS.

The Company may be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to disclosure controls and internal controls over financial reporting. The Company plans to begin evaluating and documenting its internal controls systems so that, if it is required to do so, the Company's management will be able to report on, and its independent auditors to attest to, its internal controls, as required by this legislation. The Company will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the Sarbanes Oxley Act. As a result, the Company expects to incur additional expenses and diversion of management's time. If the Company is unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, it may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect the Company's financial results and could cause its stock price to decline.

THE COMPANY'S STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY.

The Company's common stock is currently quoted under the symbol "UFEN" on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, the Company must comply with ongoing eligibility rules to ensure its common stock is not removed from the OTC Bulletin Board, which would materially adverse affect the liquidity and volatility of its common stock.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF COMPANY COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF COMPANY COMMON STOCK.

The Company's common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of Company common stock and may affect the ability of stockholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have a material adverse effect on the liquidity and/or market price of the Company's common stock.

THE COMPANY MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE SHAREHOLDER OWNERSHIP INTEREST.

The Company requires substantial working capital to fund its business and expansion efforts. If the Company raises additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of Company common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

In addition, under the Company's Articles of Incorporation, the Board is authorized to issue, without obtaining shareholder approval, shares of stock having the rights, privileges and designates as determined by the Board. Therefore, the Board could issue shares of stock that would have preferential liquidation, distribution, voting, dividend or other rights to existing common stock.

THE COMPANY HAS NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT IT WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

The Company plans to use all of its earnings to the extent it has earnings, to fund its operations. It does not plan to pay any cash dividends in the foreseeable future. The Company cannot guarantee that it will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of Company common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The cost of the Company's products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the control of the Company. When sudden and significant increases in the cost of fuel and lubricant products occur, the Company may not be able to pass on these increases through timely price increases to its customers. The timing of the passing of these costs through to the Company's customers can significantly affect its margins. The Company does not have any hedging transactions in place to reduce the effect of price volatility of its product costs.

Interest Rate Risk

The Company's Revolver, Term Loan and 3D Term Loan are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, the Company's interest costs associated with this debt may fluctuate. At March 31, 2005, the Company had approximately $39.5 million of debt subject to floating rates of interest. An increase of 100 basis points from the March 31, 2005 rates would increase its interest expense by approximately $395,000 per year. The Company does not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, and the Chief Financial Officer, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 31, 2005, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2005, in connection with the merger of Brands United Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of the Registrant (the "Merger Sub"), and United Fuel & Energy Corporation, a Texas corporation ("UFE Texas"), the Registrant issued 9,900,000 to the holders of common stock and preferred stock of UFE Texas.

The shares of Registrant's common stock issued in the Merger were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), because the transaction did not involve any public offering.

On February 8, 2005, the registrant issued an aggregate of 1,125,000 shares of its common stock to the holder of a convertible note of the Registrant (the "Note") upon the conversion of the Note. The issuance of the shares upon the conversion of the Note was not registered on the basis of an exemption under
Section 4(2) of the Securities Act because the transaction did not involve a public offering.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

 Exhibit                                 Description
 -------   ---------------------------------------------------------------------
    3.1    Articles of Incorporation (1).

    3.2 Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001(2)

    3.3    Articles of Merger (3)

    3.4 Certificate of Amendment to Articles of Incorporation filed on or about August 26, 2004 (3)

    3.5    Corporate Bylaws (1)

    4.1 Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (5)

    4.2 Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (5)

   10.1    Agreement and Plan of Merger by and among the Registrant, Brands
           United
           Merger Sub, and United Fuel & Energy Corporation (4)

   10.2    2005 Equity Incentive Plan (5)

   10.3 Amended and Restated Financing Agreement dated April 8, 2005, among The CIT Group/Business Credit, Inc. (as Agent), SunTrust Bank (as Documentation Agent), and Eddins-Walcher Company and Three D Oil Co. of Kilgore, Inc. (as Borrowers) (7)

   10.4 Promissory Note dated October 28, 2004 between Eddins-Walcher Company as Maker and Sterling Bank as Payee (5)

   10.5 Amended and Restated Loan Agreement dated October 10, 2003, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (5)

   10.6 First Amendment to Loan Agreement and Consent dated July 14, 2004, among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (5)

   10.7 Second Amendment to Amended and Restated Loan Agreement and Consent dated August 6, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (5)

   10.8 Third Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (5)

   10.9 Employment Contract dated July 26, 2004 between the Company and Scott Heller (5)

   10.10 Employment Contract dated May 1, 2004 between the Company and Bobby W. Page (5)

   10.11 Letter of Agreement between Shell Oil Products and the Company dba Eddins-Walcher Company dated July 15, 2002 (5)

   10.12 Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (6)

   31.1 Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act (5)

   31.2 Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act (5)

   32.1 Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act (5)

   32.2 Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (5)


--------------------------------------------------------------------------------
(1) Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001.

(2) Incorporated by reference from our Form 10-QSB filed on November 19, 2001.

(3) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004.

(4) Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005.

(5) Filed herewith.

(6) Incorporated by reference from our Form 8-K filed on March 8, 2005.

(7) To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED FUEL & ENERGY CORPORATION



     May 16, 2005                By: /s/ Bobby W. Page
                                     ------------------------------------------
                                     Bobby W. Page
                                     Vice President and Chief Financial Officer