Form 10-Q/A
period 2005-03-31
UNITED FUEL & ENERGY CORP
filed 2005-05-18
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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


          62-1772151                                    NEVADA
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

                        UNITED FUEL & ENERGY CORPORATION

                               EXPLANATORY NOTE

The Company is filing this Form 10-Q/A to add Exhibit 10.3, Amended and Restated Financing Agreement dated April 8, 2005, among The CIT Group/Business Credit, Inc. (as Agent), SunTrust Bank (as Documentation Agent), and Eddins-Walcher Company and Three D Oil Co. of Kilgore, Inc. (as Borrowers), to the Company's Form 10-Q for the quarterly period ended March 31, 2005.

This Form 10-Q/A only amends the Company's Form 10-Q for the quarterly period ended March 31, 2005 by adding Exhibit 10.3. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITED FUEL & ENERGY CORPORATION


May 17, 2005                     By: /s/ Bobby W. Page
                                     ----------------------------------
                                     Bobby W. Page
                                     Vice President and Chief Financial Officer