Form 10-Q
period 2005-06-30
UNITED FUEL & ENERGY CORP
filed 2005-08-17
CIK 1137031

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                        COMMISSION FILE NUMBER 333-68008

                        UNITED FUEL & ENERGY CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

            NEVADA                                       91-2037688
         -------------                                   ----------
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

YES |_|  NO |X|

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of August 10, 2005: 12,087,869.

                        United Fuel & Energy Corporation

                  Form 10-Q for the Quarter ended June 30, 2005
                                Table of Contents

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION
Item 1 Financial Statements                                                        3
Item 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                     13
Item 3 Quantitative and Qualitative Disclosures About Market Risk                 22
Item 4 Controls and Procedures                                                    22

PART II - OTHER INFORMATION
Item 1 Legal Proceedings                                                          23
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds                23
Item 3 Defaults Upon Senior Securities                                            23
Item 4 Submission of Matters to a Vote of Security Holders                        23
Item 5 Other Information                                                          23
Item 6 Exhibits                                                                   24
SIGNATURE                                                                         26

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                United Fuel & Energy Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             June 30,    December 31,
                                                                               2005          2004
                                                                           ------------  ------------
                                ASSETS                                     (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents (note B)                                       $    948      $    809
    Accounts receivable, net of allowance for doubtful accounts of $997 and $752, at June 30, 2005 and December 31, 2004,
      respectively (note F)                                                    40,706        32,975
    Other receivables                                                             399           298
    Inventories, net of allowance for slow moving inventory
      of $235 (note F)                                                          7,790         5,778
    Prepaid expense                                                             1,141           988
    Deferred taxes                                                                358           358
                                                                           ------------  ------------
        Total current assets                                                   51,342        41,206
                                                                           ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, net (note F)                                    13,290        10,323
                                                                           ------------  ------------

OTHER ASSETS
    Cash value of life insurance                                                2,620         2,566
    Goodwill (note F)                                                           1,736           251
    Debt issuance costs                                                         1,053         1,177
    Related party receivables                                                      36            55
    Other                                                                          50           177
                                                                           ------------  ------------
        Total other assets                                                      5,495         4,226
                                                                           ------------  ------------
                                                                             $ 70,127      $ 55,755
                                                                           ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                         $ 14,536      $ 11,028
    Accrued and other current liabilities (note F)                              4,695           977
    Accrued income taxes                                                          135           107
    Current maturities of long-term debt (note C)                               1,991         1,709
    Capital lease obligation                                                       --            54
                                                                           ------------  ------------
        Total current liabilities                                              21,357        13,875

OTHER LIABILITIES
    Long-term debt, less current maturities (note C)                           41,878        36,481
    Asset retirement obligations (note D)                                         123           119
    Deferred income taxes                                                         933           880
                                                                           ------------  ------------
        Total liabilities                                                      64,291        51,355
                                                                           ------------  ------------

COMMITMENTS AND CONTINGENCIES (note E)

STOCKHOLDERS' EQUITY (notes A, G, H and I)
    Preferred stock- par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2005; 2,000,000 shares
      authorized, 1,250,000 issued and outstanding at December 31, 2004            --             1
    Common stock - $0.001 par value, 50,000,000 shares authorized,
      12,087,869 issued and 11,871,619 outstanding at June 30, 2005;
      no par value, 11,000,000 shares authorized 8,650,000 issued,
      8,217,500 outstanding at December 31, 2004                                   12            31
    Paid-in capital                                                             3,496         2,318
    Retained earnings                                                           2,379         2,153
    Less treasury stock - 216,250 and 432,500 shares at June 30, 2005
      and December 31, 2004, respectively                                         (51)         (103)
                                                                           ------------  ------------
        Total stockholders' equity                                              5,836         4,400
                                                                           ------------  ------------
                                                                             $ 70,127      $ 55,755
                                                                           ============  ============


        The accompanying notes are an integral part of these consolidated financial statements.

                United Fuel & Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                 ------------------------       -----------------------
                                                 June 30,        June 30,       June 30,      June 30,
                                                   2005            2004           2005          2004
                                                 --------        --------       --------      --------
Revenues
    Sales                                       $  62,568      $  42,701      $ 118,406      $  81,907
    Other                                             899            666          1,626          1,352
                                                ---------      ---------      ---------      ---------
     Total revenues                                63,467         43,367        120,032         83,259
Cost of Sales                                      56,235         36,888        105,725         70,390
                                                ---------      ---------      ---------      ---------
Gross Profit                                        7,232          6,479         14,307         12,869
Expenses
    Operating                                       3,170          2,836          6,217          5,752
    General and administrative                      2,891          2,397          5,715          4,675
    Depreciation, amortization and
        accretion                                     280            342            585            676
                                                ---------      ---------      ---------      ---------
     Total expenses                                 6,341          5,575         12,517         11,103
                                                ---------      ---------      ---------      ---------
Operating Income                                      891            904          1,790          1,766
Other Income (Expense)
    Interest expense                                 (712)          (487)        (1,294)          (943)
    Amortization of debt issue costs                 (103)          (141)          (202)          (290)
    Other income (expense), net                        71             49            112             78
    Gain (loss) on disposal of assets                   2             --              2              1
                                                ---------      ---------      ---------      ---------
     Total other income (expense)                    (742)          (579)        (1,382)        (1,154)
                                                ---------      ---------      ---------      ---------
Income Before Income Taxes                            149            325            408            612
Income Tax Expense                                     78            118            182            217
                                                ---------      ---------      ---------      ---------
Net Income                                      $      71      $     207      $     226      $     395
                                                =========      =========      =========      =========
Net income per common share:
    Basic                                       $    0.01      $    0.02      $    0.02      $    0.04
                                                =========      =========      =========      =========
    Diluted                                     $    0.01      $    0.02      $    0.02      $    0.04
                                                =========      =========      =========      =========
Weighted average common shares outstanding:
    Basic                                          11,366         11,255         11,311         11,255
                                                =========      =========      =========      =========
    Diluted                                        11,405         11,255         11,414         11,255
                                                =========      =========      =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

                United Fuel & Energy Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                             ----------------------
                                                              June 30,     June 30,
                                                                2005         2004
                                                              -------      -------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
    Net income                                               $   226      $   395
    Adjustments to reconcile net income to
     net cash used in operating activities
          Depreciation                                           571          676
           Amortization of debt issuance costs and other         107          183
          Loss (gain) on disposal of assets                       (2)          (1)
          Issuance of non-cash stock award                        97           --
          Deferred income taxes                                   53           78
    Changes in operating assets and liabilities:
     Decrease (increase) in:
          Accounts receivable                                 (6,408)      (5,554)
          Other receivables                                     (101)          78
          Inventories                                         (1,252)          61
          Prepaid expenses                                      (153)         (98)
          Other assets                                           117         (159)
          Related party receivables                               19          (71)
     Increase (decrease) in:
          Accounts payable                                     3,508        1,863
          Accrued income taxes                                    28          137
          Accrued expenses and other current liabilities         235         (600)
                                                             -------      -------
           Net cash used in operating activities              (2,955)      (3,012)
                                                             -------      -------
Cash flows from investing activities:
    Increase in cash surrender value                             (54)         (35)
    Proceeds from sale of assets                                  18           44
    Clark Acquisition,net                                     (1,527)          --
    Capital expenditures                                        (745)        (310)
                                                             -------      -------
           Net cash used in investing activities              (2,308)        (301)
                                                             -------      -------
Cash flows from financing activities:
    Proceeds of notes payable                                     --        3,348
    Repayment of notes payable                                    --         (211)
    Proceeds from long-term debt                               4,922           49
    Repayments of long-term debt                                (502)         (38)
    Repayments of capital lease obligations                      (54)         (90)
    Debt issuance costs                                          (77)         (51)
    Proceeds from issuance of common stock                     1,113           --
                                                             -------      -------
           Net cash provided by financing activites            5,402        3,007
                                                             -------      -------
Net increase (decrease) in cash and cash equivalents             139         (306)
Cash and cash equivalents at beginning of year                   809        1,535
                                                             -------      -------
Cash and cash equivalents at end of period                   $   948      $ 1,229
                                                             =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                United Fuel & Energy Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)
                                   (Unaudited)

                                           Six Months Ended
                                          -------------------
                                          June 30,   June 30,
                                            2005       2004
                                          --------   --------

Cash paid during period for:
   Interest                                $1,247     $  936
   Income taxes                            $  100     $   --


Non-cash investing and financing activities:

The Company acquired property, plant and equipment through debt financing in the amount of $367,000 for the six months ending June 30, 2005.

Effective June 30, 2005, the Company acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned cardlock sites. The company acquired assets of $6,010,000 consisting of accounts receivable of
$1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,485,000. The assets were acquired for $1,527,000 cash (including $327,000 of transaction costs), debt financing of $1,000,000 and $3,483,000 of accrued liabilities to the sellers (see note F).

                United Fuel & Energy Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

United Fuel & Energy Corporation (the "Company") was incorporated in Texas on January 1, 1999. The Company, through its wholly owned subsidiaries Eddins-Walcher Company (EWC) and Three D Oil of Kilgore, Inc. (TDO), distributes and sells refined petroleum products which include gasoline, diesel, oils, propane, greases, and other lubricants. Products are sold, including credit sales, through bulk plants, unattended self-serve stations located in West Texas, East Texas and Southeastern New Mexico. All significant intercompany balances and transactions have been eliminated.

Reverse acquisition - On February 7, 2005, the Company consummated a merger with Brands United Merger Sub, Inc., a Texas corporation (the "Merger Sub"), which was a wholly-owned subsidiary of Brands Shopping Network, Inc., a Nevada corporation (BSN). Merger Sub merged with and into the Company (the "Merger") with the Company being the survivor of the Merger as a wholly-owned subsidiary of BSN. Pursuant to the Merger, each outstanding share of common stock and preferred stock of the Company was cancelled and converted into the right to receive merger consideration of one share of common stock of BSN, resulting in the former stockholders of the Company owning 9,900,000 shares of common stock of BSN. On January 31, 2005, in preparation for the Merger, BSN changed its name to "United Fuel & Energy Corporation" and affected a 1-for-40 reverse stock split (the "Reverse Stock Split"). Stock of BSN prior to the Merger was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the Reverse Stock Split. In addition, and in connection with the Merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company owned control of BSN's common stock immediately after consummation of the Merger. Under reverse acquisition accounting, the post - acquisition entity was accounted for as a recapitalization of the Company. As a result of the Merger, the Company became a public reporting entity subject to the requirements of the Securities Act of 1934 and the financial statements for all periods prior to the Merger will be those of the Company.

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

                                  June 30, 2005
                                   (Unaudited)

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

NOTE C - DEBT

Long-term debt consists of the following (thousands):

                                                    June 30,   December 31,
                                                      2005        2004
                                                     -------     -------
 Revolving line of credit                            $34,642     $29,721
 Term loan payable to a bank                           5,042       5,434
 Three D term loan payable to a bank                   1,384       1,437
 Note payable to a supplier, due December 2008           750         857
 Note payable to a supplier, due October 2005            550         550
 Notes payable to shareholders of Clark Oil            1,000          --
 Other notes payable                                     501         191
                                                     -------     -------
                                                      43,869      38,190
Less current maturities                                1,991       1,709
                                                     -------     -------
                                                     $41,878     $36,481
                                                     =======     =======

The Company's revolving line of credit ("Revolver") provides for borrowing of the lesser of a borrowing base, as defined, or $45,000,000, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by the principal stockholder of the Company. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company's option, (6.4% at June 30, 2005). The Revolver matures September 30, 2007. The Company was not in compliance with a financial covenant at June 30, 2005 and subsequently received a waiver of such non-compliance.

The term loan payable to a bank matures November 1, 2009 and is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, or prime plus 2.0% if certain net worth requirements are not met, (8.25% at June 30, 2005). The term loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of the principal stockholder of the Company.

The Three D term loan payable to a bank matures October 10, 2009 and is payable in monthly principal and interest payments of $13,947 with the balance due at maturity. The interest rate is prime plus 1%, with a minimum of 6% (7.25% at June 30, 2005). The debt is secured by property, plant and equipment of TDO.

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

The note payable to a supplier, due October 2005, unsecured, is subject to an agreement, whereby, if the Company's monthly purchases from the supplier exceeded a certain quantity, the agreement would be amortized monthly and

                United Fuel & Energy Corporation and Subsidiaries

                                  June 30, 2005
                                   (Unaudited)

NOTE C - DEBT (CONTINUED)

repayment would not be required. The Company's purchases have not met the minimum purchase requirements of the agreement.

The notes payable to the Clark Oil shareholders for the Clark acquisition mature June 27, 2010 and are payable in 60 equal monthly principal and interest payments of $19,333, with the balance due at maturity. The annual interest rate is 6%.

Aggregate maturities of long-term debt, for the years subsequent to June 30, 2005, are as follows (thousands):

2005                                                         $ 1,991
2006                                                           1,411
2007                                                          36,059
2008                                                           1,310
2009                                                           3,047
Thereafter                                                        51
                                                             -------
Total long-term debt                                         $43,869
                                                             =======

NOTE D - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the six-month period ended June 30, 2005 is as follows (thousands):

Asset retirement obligation at December 31, 2004             $   119
Additions related to new properties                               --
Deletions related to property disposals                           --
Accretion expense                                                  4
                                                               -----
Asset retirement obligation at June 30, 2005                 $   123
                                                               =====

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company's business. At June 30, 2005, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE F - CLARK OIL COMPANY ACQUISITION

Effective June 30, 2005, the Company acquired certain assets of Clark Oil Company, an Oklahoma corporation ("Clark Oil"). Pursuant to the Asset Purchase Agreement dated as of March 2, 2005 and modified by a Closing Agreement, (collectively, the "Purchase Agreement"), the Company acquired substantially all of the assets used in Clark Oil's lubricants, gasoline and diesel business (the "Business"). The allocation of the purchase price to the assets acquired is (a) property, plant and equipment for $2,442,000, (b) accounts receivable for $1,323,000, (c) inventory for $760,000, and (d) goodwill for $1,485,000.

As consideration for the purchased assets, the Company paid an aggregate of $2,200,000 as follows: (i) $1,200,000 in cash, and (ii) two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 6% interest with payments due in 60 equal monthly installments commencing July 27, 2005 and continuing until June 27, 2010 ("Notes"). The Company will pay Clark Oil an additional $1,400,000 after it finalizes bank debt financing ("Additional Payment Obligation"). If such payment is not made on or before August 31, 2005, the parties agree to negotiate in good faith for 30 days to effect alternate arrangements to cause the remaining $1,400,000 to be paid to Clark Oil. The $1,400,000 payable to Clark Oil is included in accrued and other liabilities in the accompanying balance sheet.

The Company will also pay Clark Oil for the inventory in three equal monthly installments with the first installment due 30 days after the closing. The Company will also pay Clark Oil for the Accounts Receivable actually collected on a monthly basis for 90 days, but no more than 33% of the Accounts Receivable discounted by 15% for any

                United Fuel & Energy Corporation and Subsidiaries

                                  June 30, 2005
                                   (Unaudited)

NOTE F - CLARK OIL COMPANY ACQUISITION (CONTINUED)

particular month. The $2,083,000 payable to Clark Oil for accounts receivable and inventory is included in accrued and other liabilities in the accompanying balance sheet.

The Notes have been secured by a mortgage security agreement and collateral assignment, provided that the Stockholders have agreed to subordinate such security interests to loans from the Company's bank lenders. The Registrant's obligations under the Notes, the Additional Payment Obligation, and the Registrant's payments regarding accounts receivable and inventory are guaranteed by our major stockholders, Thomas Kelly and Scott Heller.

NOTE G - EQUITY TRANSACTIONS

Common Stock - In June 2005, the Company issued 833,333 shares of its common stock, par value $0.001, and warrants to purchase 833,333 shares of its common stock at $1.50 per share, for proceeds of $1,250,000, less $137,000 of issuance costs, pursuant to an exempt private offering to accredited investors (the "Offering").

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

NOTE H - STOCK WARRANTS

At June 30, 2005, the Company had outstanding 1,383,333 warrants to purchase common stock, which were issued to financial advisors during 2004 and investors during 2005. The 550,000 warrants that were issued in 2004 have an exercise price of $2.00 per share. Warrants for 200,000 shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the remaining 350,000 warrants expire five years from the date of issuance. The 833,333 warrants issued to investors in June 2005 have an exercise price of $1.50 per share and expire five years from date of issuance.

NOTE I - STOCK OPTIONS

In February 2005, the Company's majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock or stock bonuses ("Awards"), to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the Plan. A total of 1,500,000 shares of common stock have been authorized and reserved for issuance under the Plan, subject to certain adjustments to reflect changes in the Company's capitalization. The Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the Awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the Plan. During the six-month period ended June 30, 2005, 382,482 options which had been granted in 2004 under the 2004 Stock Option Plan (the "2004 Plan") were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan. In addition, 525,000 options were granted at exercise prices of $2.00 - $2.75, and 9,350 options were forfeited, leaving a balance outstanding of 898,132, at June 30, 2005.

                United Fuel & Energy Corporation and Subsidiaries

                                  June 30, 2005
                                   (Unaudited)

NOTE I - STOCK OPTIONS (CONTINUED)

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

The Emerging Issues Task Force ("EITF") of the FASB is currently considering Issue No. 04-13 ("Issue"), "Accounting for Purchases and Sales of Inventory with the Same Counterparty." This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business - specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold.

                United Fuel & Energy Corporation and Subsidiaries

                                  June 30, 2005
                                   (Unaudited)

NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to beginning retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by any accounting pronouncement that does not include specific transition provisions. Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods. A change in accounting estimate that is effected by a change in accounting principle (e.g., a change in the method of depreciation) will be accounted for as a change in estimate. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 also carries forward the provisions of SFAS No. 3, which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

On February 7, 2005, the Company consummated a merger with Brands United Merger Sub, Inc., a Texas corporation (the "Merger Sub"), which was a wholly-owned subsidiary of Brands Shopping Network, Inc., a Nevada corporation, ("BSN"). Merger Sub merged with and into the Company, (the "Merger") with the Company being the survivor of the Merger as a wholly-owned subsidiary of BSN. Pursuant to the Merger, each outstanding share of common stock and preferred stock of the Company was cancelled and converted into the right to receive merger consideration of one share of common stock of BSN, resulting in the former stockholders of the Company owning 9,900,000 shares of common stock of BSN. On January 31, 2005, in preparation for the Merger, BSN changed its name to "United Fuel & Energy Corporation" and affected a 1-for-40 reverse stock split (the "Reverse Stock Split"). Stock of BSN prior to the Merger was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the Reverse Stock Split. In addition, and in connection with the Merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company owned control of BSN's common stock immediately after consummation of the Merger. Under reverse acquisition accounting, the post - acquisition entity was accounted for as a recapitalization of the Company. As a result of the Merger, the Company became a public reporting entity subject to the requirements of the Securities Act of 1934 and the financial statements for all periods prior to the Merger will be those of the Company.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Revenues. Revenues increased by $20,100,000, or 46.3%, during the three months ended June 30, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued price increases as well as sales volume increases. Selling prices for refined fuels increased approximately 32.6%, which accounted for an increase of approximately $15,376,000, due principally to increases in crude oil prices. Sales volumes increased approximately 10.5% which is primarily attributable to higher demand for diesel fuel in our market area.

Cost of sales and gross profit. Cost of sales increased by $19,347,000 or 52.4%, during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due primarily to continued increases in crude oil prices. Gross profit increased by $753,000, or 11.6%, to $7,232,000 in 2005, from $6,479,000 in 2004. Our gross profit as a percentage of sales decreased to 11.4% in 2005 from 14.9% in 2004. The decrease in this percentage reflects the impact of the Company following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on the Company's cost of product. Due in part to the continued increase in product prices during 2005, the Company's gross profit as a percentage of sales declined 3.5%, and the Company's gross profit per gallon decreased 1.4%.

Operating expenses. Operating expenses increased by $334,000 or 11.8%, during the three months ended June 30, 2005, from the same period in 2004. Although the majority of these expenses are fixed, there are variable components of these expenses which caused the increase, the most significant of which was the costs associated with our fleet of vehicles and trailers. Operating expenses per gallon sold increased from $0.097 for the three months ended June 30, 2004 to $0.098 for the same period in 2005. As a percentage of sales, operating expenses declined to 5.0% from 6.5% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $494,000, or 20.6% during the three months ended June 30, 2005 from the same period in 2004. As a percentage of gross profit, general and administrative expenses increased to 40.0% in 2005 from 37.0% in 2004. The Company incurred significant legal, accounting, consulting and other expenses in conjunction with the Merger. As a result of the Merger, the Company became a public reporting entity. The professional fees related to the Merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of $175,000. The Company also increased its financial accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of $136,000. The Company incurred $71,000 additional credit card and network transaction fees in 2005 over 2004 relating to the Company's membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in information technology and other general expenses contributed to the remaining increase.

Interest. Interest expense was $712,000 and $487,000 for the three months ended June 30, 2005 and 2004, respectively. The average amounts of applicable interest bearing debt during the three months ended June 30, 2005 and 2004 were $42,486,000 and $35,255,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products. The Company's effective annualized interest rate was 6.8% for 2005 compared to 5.6% for 2004.

Net Income. As a result of a combination of the factors described above, the Company's net income decreased by $136,000 to $71,000 for the three months ended June 30, 2005 from $207,000 for the corresponding period in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 Revenues. Revenues increased by $36,773,000, or 44.2%, during the six months ended June 30, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued price increases as well as sales volume increases. Selling prices for refined fuels increased approximately 32.5%, which accounted for an increase of approximately $29,026,000, due principally to increases in crude oil prices. Sales volumes increased approximately 9.1% which is primarily attributable to higher demand for diesel fuel in our market area.

Cost of sales and gross profit. Cost of sales increased by $35,335,000 or 50.2%, during the six months ended June 30, 2005, as compared to the corresponding period in 2004, due primarily to continued increases in crude oil prices. Gross profit increased by $1,438,000, or 11.2%, to $14,307,000 in 2005 from
$12,869,000 in 2004. Our gross profit as a percentage of sales decreased to 11.9% in 2005 from 15.5% in 2004. The decrease in this percentage reflects the impact of the Company following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on the Company's cost of product. Due in part to the continued increase in product prices during 2005, the Company's gross profit as a percentage of sales declined while at the same time the Company was able to increase its gross profit per gallon by .9%.

Operating expenses. Operating expenses increased by $465,000 or 8.1%, during the six months ended June 30, 2005, from the same period in 2004. Although the majority of these expenses are fixed, there are variable components of these expenses which caused the increase. The most significant of which was the costs associated with our fleet of vehicles, trailers, and the costs of outside carriers to transport fuel. Operating expenses per gallon sold decreased from $0.098 for the six months ended June 30, 2004 to $0.097 for the same period in 2005. As a percentage of sales, operating expenses declined to 5.2% from 6.9% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $1,040,000, or 22.2% during the six months ended June 30, 2005 from the same period in 2004. As a percentage of gross profit, general and administrative expenses increased to 39.9% in 2005 from 36.3% in 2004. The Company incurred significant legal, accounting, consulting and other expenses in conjunction with the Merger. As a result of the Merger, the Company became a public reporting entity. The professional fees related to the Merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of $244,000. The Company also increased its financial accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of $374,000. The Company recognized $103,000 expense relating to a non-cash stock award to the Company's President during the six months ended June 30, 2005 under the terms of a Restricted Stock Agreement. The Company incurred $125,000 additional credit card and network transaction fees in 2005 over 2004 relating to the Company's membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in information technology and other general expenses contributed to the remaining increase.

Interest. Interest expense was $1,294,000 and $943,000 for the six months ended June 30, 2005 and 2004, respectively. The average amounts of applicable interest bearing debt during the six months ended June 30, 2005 and 2004 were $40,719,000 and $33,853,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products. The Company's effective annualized interest rate was 6.4% for 2005 compared to 5.6% for 2004.

Net Income. As a result of a combination of the factors described above, the Company's net income decreased by $169,000 to $226,000 for the six months ended June 30, 2005 from $395,000 for the corresponding period in 2004.

Liquidity and Capital Resources
General
The cost of the Company's products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in the Company not being able to pass these costs through to its customers on a timely basis and could have a negative impact on its margins of profit. Most of the Company's debt is subject to interest at floating rates and as a result increases in interest rates will have a negative effect on its costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on the Company's operating, investing and financing cash flows.

Net Cash Used In Operating Activities
Net cash used by operating activities amounted to $2,955,000 for the six months ended June 30, 2005 compared to $3,012,000 for the six months ended June 30, 2004, a decrease of $57,000. The primary reason for the decrease was an increase in accounts receivable and inventories, offset by an increase in accounts payable and accrued expenses, both of which were results of increases in the cost of the Company's products. Accounts receivable increased $6,408,000 or 19.4% from December 31, 2004 to June 30, 2005. Accounts payable increased $3,508,000 or 31.8% from December 31, 2004 to June 30, 2005. Because the Company is required to pay its major suppliers on an expedited basis for products purchased (generally 10 to 15 days), during a period of increasing costs the Company funds a higher amount of product costs through credit sales until it is able to collect the higher price for products from its customers.

Net Cash Used in Investing Activities
Net cash used in investing activities was $2,308,000 for the six months ended June 30, 2005, compared to $301,000 for the six months ended June 30, 2004, an increase of $2,007,000. Cash expenditures for property, plant and equipment for the first six months ended June 30, 2005 totaled $745,000, as compared to $310,000 for the same period of 2004. On June 30, 2005, the Company acquired assets of Clark Oil Company which required $1,200,000 in cash plus transaction costs of $327,000.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5,402,000 for the six months ended June 30, 2005, as compared to $3,007,000 for the six months ended June 30, 2004, a change of $2,395,000. $1,272,000 of the increase was the result of borrowings, net of repayments, primarily under the Company's revolving line of credit. The funds were used in part to fund the Company's general corporate purposes due primarily to the increases in accounts receivable that resulted from significant increases in the cost of the Company's products as described above. Additionally, the Company received proceeds of $1,113,000, net of issuance costs, for the issuance of common stock.

Capital Sources
Funding for the Company's business activities has historically been provided by cash flow from operations, short-term and long-term lender financings, capital and operating lease arrangements and the sale of assets in the ordinary course of business.

The Company currently has three credit facilities: a revolving line of credit (the "Revolver"), a term loan with a current balance of $5,042,000 (the "Term Loan"), and a term loan with a current balance of approximately $1,384,000 (the "3D Term Loan"). In April 2005, the Revolver was amended to provide for, among other things, borrowings of up to $45,000,000. The maturity date of the Revolver is September 30, 2007. The interest rate under the Revolver is prime plus 0.5% or LIBOR plus 3.0%, at the Company's option, (effective interest rate at June 30, 2005 was 6.4%) and is payable monthly. The Revolver is secured by substantially all of the assets of the Company, certain guaranties and certain life insurance policies and contains certain financial covenants, including a minimum collateral availability covenant. As of June 30, 2005, $34,642,000 was borrowed under the Revolver. The Company was not in compliance with a financial covenant at June 30, 2005 and subsequently received a waiver for such non compliance.

The Term Loan has a current principal balance of $5,042,000 and has a maturity date of November 1, 2009. The interest rate of the Term Loan is prime (as defined) plus 1.5% (or 2.0% if a certain net worth requirement is not met). The Term Loan is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The Term Loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of the principal stockholder of the Company. The Term Loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements.

The 3D Term Loan has a current principal balance of $1,384,000 and has a maturity date of October 10, 2009. The interest rate for the 3D Term Loan is the greater of 6% or prime plus 1%. Principal and interest in the amount of $13,947 is payable monthly with the balance due at maturity. The 3D Term Loan is secured by property, plant and equipment of 3D and contains certain financial covenants. The Company is in compliance with the covenant requirements of the 3D Term Loan.

Part of the Company's business plan is to grow its business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Effective June 30, 2005, the Company acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned cardlock sites. The company acquired assets of $6,010,000 consisting of accounts receivable of
$1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,485,000. The assets were acquired for $1,527,000 cash (including $327,000 of transaction costs), debt financing of $1,000,000 and $3,483,000 of accrued liabilities to the sellers (see note F). The Company is in discussions with other potential targets but has not entered into any definitive agreement concerning these acquisitions. The Company can make no assurances that it will be able to consummate these or any other acquisitions.

Capital Expenditures
During the six months ended June 30, 2005, the Company had capital expenditures of approximately $1,112,000, which were used to purchase a combination of vehicles, equipment and computerized equipment on its cardlock sites. The Company expects capital expenditures for the remainder of 2005 to be less than those during the first six months of 2005, and expects to fund such expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

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

THE COMPANY HAS A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING.

The Company has approximately $43,869,000 million in secured and unsecured debt outstanding at June 30, 2005. If the Company fails to pay its debt in a timely manner or otherwise defaults in its debt financing, then the Company will incur expenses, including without limitation, default interest rates and penalties and its assets will be subject to foreclosure. The Company's ability to obtain subsequent borrowings would be restricted, limiting the Company's access to debt capital.

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

OPERATING RISKS MAY NOT BE COVERED BY INSURANCE.

The Company's operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting fuel and gasoline, which are classified as hazardous materials. The Company maintains insurance policies in such amounts and with such coverage's and deductibles as the Company believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such levels of insurance will be maintained by the Company or will be available at economical prices.

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

Although the Company believes that it is in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon the Company's operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies there under, could result in additional, presently unquantifiable, costs or liabilities to the Company.

THE COMPANY IS CONTROLLED BY ONE MAJOR SHAREHOLDER, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

The Company's principal shareholder is Thomas Kelly, the Company's Chairman who beneficially owns 7,285,000 shares of Company common stock, or approximately 60.3% of the outstanding shares of Company common stock. Therefore, Mr. Kelly has the ability to decide the outcome of matters submitted to Company's shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control its management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of the Company's common stock.

THE COMPANY HAS NO INDEPENDENT DIRECTORS

The Company's sole directors are Mr. Kelly, its Chairman, and the Company's Chief Executive Officer, Scott Heller. There are no other directors, and in particular, there are no independent directors. Although the Company intends to retain independent directors in the future, there can be no assurance that it will do so. With the current composition of the Board, Mr. Kelly and Mr. Heller have a significant influence of the Company's decision making. In addition at August 31, 2005 Mr. Heller will no longer serve as director, which will further concentrate Mr. Kelly's influence over the Company's affairs until other directors are appointed to the Board. Further, if the Company is unable or unwilling to retain independent directors, it will restrict the Company's ability from being listed on national stock exchanges, such as the American Stock Exchange, or, national electronic quotation systems such as NASDAQ National System.

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

Interest Rate Risk

The Company's Revolver, Term Loan and 3D Term Loan are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, the Company's interest costs associated with this debt may fluctuate. At June 30, 2005, the Company had approximately $41,068,000 of debt subject to floating rates of interest. An increase of 100 basis points from the June 30, 2005 rates would increase its interest expense by approximately $410,000 per year. The Company does not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, and the Chief Financial Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 30, 2005, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the second quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005 the Company issued 833,333 "Units" of its securities in an offering that provided $1,250,000 in gross proceeds to the Company. A Unit was comprised of one share of common stock, par value $0.001, and a warrant to purchase one share of common stock, at $1.50 per share. The purchaser has the benefit of certain registration rights in respect of the shares of common stock purchased (including shares of common stock underlying the warrants) on the terms and conditions of a Registration Rights Agreement.

The shares of the Company's common stock were sold pursuant to an exemption from federal registration requirements under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

      Exhibit                              Description
     --------- -----------------------------------------------------------------
       3.1     Articles of Incorporation (1)

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

       3.4 Certificate of Amendment to Articles of Incorporation filed on or about August 26, 2004 (3)

       3.5     Corporate Bylaws (1)

       4.1 Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (5)

       4.2 Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (5)

       4.3 Form of Warrant issued to the Purchasers (as defined below) dated June 2005 (7)

       4.4 Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company's common stock (7)

     10.1 Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation
               (4)

     10.2      2005 Equity Incentive Plan (5)

     10.3 Amended and Restated Financing Agreement dated April 8, 2005, among The CIT Group/Business Credit, Inc. (as Agent), SunTrust Bank (as Documentation Agent), and Eddins-Walcher Company and Three D Oil Co. of Kilgore, Inc. (as Borrowers) (5)

     10.4 Promissory Note dated October 28, 2004 between Eddins-Walcher Company as Maker and Sterling Bank as Payee (5)

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

     10.9 Employment Contract dated July 26, 2004 between the Company and Scott Heller (5)

     10.10 Employment Contract dated May 1, 2004 between the Company and Bobby W. Page (5)

     10.11 Letter of Agreement between Shell Oil Products and the Company dba Eddins-Walcher Company dated July 15, 2002 (5)

     10.12 Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin
               T. Clark (6)

     10.13 Form of Securities Purchase Agreement dated June 2005 by and between the Registrant and the person identified on the signature page to this Agreement ("Purchaser") (7)

     31.1 Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act (7)

     31.2 Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act (7)

     32.1 Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act (7)

     32.2 Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (7)

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

(2)   Incorporated by reference from our Form 10-QSB filed on November 19, 2001.

(3) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004.

(4) Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005.

(5) Incorporated by reference from our Quarterly Report on form 10-Q filed on May 15, 2005, as amended.

(6)   Incorporated by reference from our Form 8-K filed on March 8, 2005.

(7)   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED FUEL & ENERGY CORPORATION


         August 17, 2005                By: /s/ Bobby W. Page
                                            ------------------------------------
                                            Bobby W. Page
                                            Vice President and
                                             Chief Financial Officer