Form 10-Q/A
period 2005-03-31
UNITED FUEL & ENERGY CORP
filed 2005-10-13
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of April 29, 2005: 11,254,536.

UNITED FUEL & ENERGY CORPORATION

EXPLANATORY NOTE

The Company is filing this Form 10-Q/A to specify that certain exhibits are subject to a request for confidential treatment and that portions of these exhibits have been omitted pursuant to such request for confidential treatment and filed separately with the Commission.

This Form 10-Q/A only amends the Company’s Form 10-Q for the quarterly period ended March 31, 2005 by adding Exhibit 10.3. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (1).
3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001(2)
3.3	Articles of Merger (3)
3.4	Certificate of Amendment to Articles of Incorporation filed on or about August 26, 2004 (3)
3.5	Corporate Bylaws (1)
4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (5)
4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company’s Preferred Stock (5)
10.1	Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (4)
10.2	2005 Equity Incentive Plan(5)
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

10.9	Employment Contract dated July 26, 2004 between the Company and Scott Heller (5)
10.10	Employment Contract dated May 1, 2004 between the Company and Bobby W. Page (5)
10.11	Letter Agreement between Shell Oil Products and the Company dba Eddins-Walcher Company dated July 15, 2002 (5)(7)
10.12	Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (6)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act(5)

Exhibit	Description
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act (5)
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act (5)
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (5)

--------------------------------------------------------------------------------------------------------------------------------------------
(1) Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001.

(2) Incorporated by reference from our Form 10-QSB filed on November 19, 2001.

(3) Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004.

(4) Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005.

(5) Incorporated by reference from our Quarterly Report on Form 10-K filed on May 16, 2005.

(6) Incorporated by reference from our Form 8-K filed on March 8, 2005.

(7) This exhibit is the subject of a request for confidential treatment and portions of this exhibit have been omitted pursuant to such request for confidential treatment and filed separately with the Securities & Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

Date: October 12, 2005	By:	/s/ Bobby W. Page
Bobby W. Page Vice President and Chief Financial Officer
Title