Form 10-Q
period 2005-09-30
UNITED FUEL & ENERGY CORP
filed 2005-11-14
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

COMMISSION FILE NUMBER 333-68008

UNITED FUEL & ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-2037688
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

405 N. Marienfeld, Suite 300
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

YES [  ] NO [X]

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of October 31, 2005: 12,287,869.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended September 30, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents (note B)	$927	$809
Accounts receivable, net of allowance for doubtful accounts of $1,162 and
$752, at September 30, 2005 and December 31, 2004, respectively (note F)	51,549	32,975
Other receivables	408	298
Inventories, net of allowance for slow moving inventory of $235 (note F)	9,459	5,778
Prepaid expense	1,138	988
Deferred taxes	358	358
Total current assets	63,839	41,206

PROPERTY, PLANT AND EQUIPMENT, net (note F)	13,804	10,323

OTHER ASSETS
Cash value of life insurance	2,648	2,566
Goodwill (note F)	1,916	251
Debt issuance costs	1,029	1,177
Related party receivables	31	55
Other	108	177
Total other assets	5,732	4,226
	$83,375	$55,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,440	$11,028
Accrued and other current liabilities (note F)	3,802	977
Accrued income taxes	197	107
Current maturities of long-term debt (note C)	2,003	1,709
Capital lease obligation	—	54
Total current liabilities	25,442	13,875

OTHER LIABILITIES
Long-term debt, less current maturities (note C)	50,436	36,481
Asset retirement obligations (note D)	125	119
Deferred income taxes	1,087	880
Total liabilities	77,090	51,355

COMMITMENTS AND CONTINGENCIES (note E)

STOCKHOLDERS' EQUITY (notes A, G, H and I)
Preferred stock- par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2005; 2,000,000 shares authorized, 1,250,000
issued and outstanding at December 31, 2004	—	1
Common stock - $0.001 par value, 50,000,000 shares authorized, 12,087,869 issued issued and outstanding at September 30, 2005; no par value, 11,000,000 shares
authorized 8,650,000 issued, 8,217,500 outstanding at December 31, 2004	12	31
Paid-in capital	3,526	2,318
Retained earnings	2,747	2,153
Less treasury stock - -0- and 432,500 shares at September 30, 2005 and
December 31, 2004, respectively	—	(103)
Total stockholders' equity	6,285	4,400

	$83,375	$55,755

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues
Sales	$79,997	$44,566	$198,403	$126,472
Other	731	765	2,357	2,118
Total revenues	80,728	45,331	200,760	128,590

Cost of Sales	71,961	39,155	177,686	109,545

Gross Profit	8,767	6,176	23,074	19,045

Expenses
Operating	3,662	2,720	9,879	8,472
General and administrative	3,277	2,255	8,992	6,930
Depreciation, amortization and accretion	330	336	915	1,012
Total expenses	7,269	5,311	19,786	16,414

Operating Income	1,498	865	3,288	2,631

Other Income (Expense)
Interest expense	(872)	(446)	(2166)	(1,311)
Amortization of debt issue costs	(109)	(163)	(311)	(453)
Other income (expense), net	89	(192)	201	(192)
Gain (loss) on disposal of assets	—	(15)	2	(14)
Total other income (expense)	(892)	(816)	(2,274)	(1,970)

Income Before Income Taxes	606	49	1,014	661

Income Tax Expense	238	23	420	240
Net Income	$368	$26	$594	$421

Net income per common share:
Basic	$0.03	—	$0.05	$0.04
Diluted	$0.03	—	$0.05	$0.04

Weighted average common shares outstanding:
Basic	12,088	11,255	11,573	11,255
Diluted	12,345	11,255	11,747	11,255

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income	$594	$421
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation	894	1,012
Amortization of debt issuance costs and other	171	293
Loss (gain) on disposal of assets	(2)	14
Issuance of non-cash stock award	193	192
Deferred income taxes	207	118
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(17,251)	(7,892)
Other receivables	(110)	(51)
Inventories	(2,921)	(620)
Prepaid expenses	(150)	(415)
Other assets	54	(274)
Related party receivables	24	118
Increase (decrease) in:
Accounts payable	8,412	2,797
Accrued income taxes	90	10
Accrued expenses and other current liabilities	(658)	(243)
Net cash used in operating activities	(10,453)	(4,520)

Cash flows from investing activities:
Increase in cash surrender value	(82)	(59)
Proceeds from sale of assets	18	44
Clark Acquisition,net	(1,707)	—
Capital expenditures	(1,228)	(717)
Net cash used in investing activities	(2,999)	(732)

Cash flows from financing activities:
Proceeds of notes payable	—	3,955
Repayment of notes payable	—	(228)
Proceeds from long-term debt	13,494	49
Repayments of long-term debt	(805)	(59)
Repayments of capital lease obligations	(54)	(126)
Debt issuance costs	(163)	(158)
Purchase of treasury stock	—	(206)
Proceeds from issuance of common stock	1,098	1,800
Net cash provided by financing activites	13,570	5,027

Net increase (decrease) in cash and cash equivalents	118	(225)

Cash and cash equivalents at beginning of year	809	1,535

Cash and cash equivalents at end of period	$927	$1,310

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited
	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash paid during period for:
Interest	$2,056	$1,413
Income taxes	$100	$—

Non-cash investing and financing activities:

The Company acquired property, plant and equipment through debt financing in the amount of $721,000 for the nine months ending September 30, 2005.

Effective June 30, 2005, the Company acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned cardlock sites. The Company acquired assets of $6,010,000 consisting of accounts receivable of $1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,485,000. The assets were acquired for $1,527,000 cash (including $327,000 of transaction costs), debt financing of $1,000,000 and $3,483,000 of accrued liabilities to the sellers (see note F). During the three months ending September 30, 2005 the company incurred an additional $180,000 of transaction costs which was allocated to goodwill. At September 30, 2005, the Clark Oil goodwill balance was $1,665,000.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE A - BASIS OF PRESENTATION

United Fuel & Energy Corporation (the “Company”) was incorporated in Texas on January 1, 1999. The Company, through its wholly owned subsidiaries Eddins-Walcher Company (EWC) and Three D Oil of Kilgore, Inc. (TDO), distributes and sells refined petroleum products which include gasoline, diesel, oils, propane, greases, and other lubricants. Products are sold, including credit sales, through bulk plants and unattended self-serve stations located in West Texas, East Texas, Southeastern New Mexico and Southern Oklahoma. All significant intercompany balances and transactions have been eliminated.

Reverse acquisition - On February 7, 2005, the Company consummated a merger with Brands United Merger Sub, Inc., a Texas corporation (the “Merger Sub”), which was a wholly-owned subsidiary of Brands Shopping Network, Inc., a Nevada corporation (BSN). Merger Sub merged with and into the Company (the “Merger”) with the Company being the survivor of the Merger as a wholly-owned subsidiary of BSN. Pursuant to the Merger, each outstanding share of common stock and preferred stock of the Company was cancelled and converted into the right to receive merger consideration of one share of common stock of BSN, resulting in the former stockholders of the Company owning 9,900,000 shares of common stock of BSN. On January 31, 2005, in preparation for the Merger, BSN changed its name to “United Fuel & Energy Corporation” and affected a 1-for-40 reverse stock split (the “Reverse Stock Split”). Stock of BSN prior to the Merger was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the Reverse Stock Split. In addition, and in connection with the Merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company owned control of BSN’s common stock immediately after consummation of the Merger. Under reverse acquisition accounting, the post - acquisition entity was accounted for as a recapitalization of the Company. As a result of the Merger, the Company became a public reporting entity subject to the requirements of the Securities Act of 1934 and the financial statements for all periods prior to the Merger will be those of the Company.

The financial information included herein, except the balance sheet as of December 31, 2004, is unaudited. The Company’s consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements filed in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2005. The interim financial statement information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements as of December 31, 2004.

NOTE B - CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subject the Company to concentrations of credit risk. The risk is limited due to the large number of customers comprising the customer base (approximately nine thousand) and their dispersion across agricultural, oilfield, and general commercial industries. The Company had no significant concentrations of credit risk apart from customer operations occurring primarily in the geographical region of West Texas, East Texas, Southeastern New Mexico and Southern Oklahoma.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE B - CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company maintains its cash balances at several financial institutions located in New Mexico, Texas, and Oklahoma, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE C - DEBT

Long-term debt consists of the following (thousands):

	September 30,	December 31,
	2005	2004
Revolving line of credit	$43,214	$29,721
Term loan payable to a bank	4,845	5,434
Three D term loan payable to a bank	1,362	1,437
Note payable to a supplier, due December 2008	696	857
Note payable to a supplier, due October 2005	550	550
Notes payable to shareholders of Clark Oil	957	—
Other notes payable	815	191
	52,439	38,190
Less current maturities	2,003	1,709
	$50,436	$36,481

The Company’s revolving line of credit (“Revolver”) was amended in November 2005, effective as of July 31, 2005 to, among other things, (i) increase the maximum borrowing limit to $55,000,000 from $45,000,000, and (ii) to provide for more favorable terms related to advance rates on collateral. The Revolver provides for borrowing of the lesser of a borrowing base, as defined, or $55,000,000, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by the principal stockholder of the Company. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company’s option, (7.0% at September 30, 2005). The Revolver matures on September 30, 2007.

The term loan payable to a bank matures on November 1, 2009 and is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, (8.25% at September 30, 2005). The term loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of the principal stockholder of the Company.

The Three D term loan payable to a bank matures on October 10, 2009 and is payable in monthly principal and interest payments of $13,947 with the balance due at maturity. The interest rate is prime plus 1% (7.75% at September 30, 2005). The debt is secured by property, plant and equipment of TDO.

The note payable to a supplier, due December 2008, unsecured, was originally due December 2001, but effective January 1, 2002, was converted to a Business Development Fund Agreement (Fund). As part of the agreement, the Fund was increased to $1,500,000 and is retired in annual amounts of $214,000 through December 2008 subject to provisions of the Fund. The annual retirement is achieved by the Company meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the Fund.

The note payable to a supplier, due October 2005, unsecured, is subject to an agreement, whereby, if the Company’s monthly purchases from the supplier exceeded a certain quantity, the agreement would be amortized monthly and repayment would not be required. The Company’s purchases have not met the minimum purchase requirements of the agreement. The Company is in discussions with the supplier regarding the treatment of this balance. As of September 30, 2005, no arrangement has been agreed upon.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)
NOTE C - DEBT (CONTINUED)

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition mature June 27, 2010 and are payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The annual interest rate is 8.0%.

Other notes payable are comprised primarily of notes to a bank for the purchase of vehicles and equipment. The notes have maturity dates of five years, bear interest at prime plus 1.5%, are payable in monthly principal and interest payments which aggregate approximately $16,000, and are secured by the vehicles and equipment purchased.

Aggregate maturities of long-term debt, for the years subsequent to September 30, 2005, are as follows (thousands):

2005	$2,003
2006	1,437
2007	44,655
2008	1,277
2009	3,018
Thereafter	49
Total long-term debt	$52,439

NOTE D - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the nine-month period ended September 30, 2005 is as follows (thousands):

Asset retirement obligation at December 31, 2004	$119
Additions related to new properties	—
Deletions related to property disposals	—
Accretion expense	6
Asset retirement obligation at September 30, 2005	$125

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company's business. At September 30, 2005, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE F - CLARK OIL COMPANY ACQUISITION

Effective June 30, 2005, the Company acquired certain assets of Clark Oil Company, an Oklahoma corporation ("Clark Oil"). Pursuant to the Asset Purchase Agreement dated as of March 2, 2005 and modified by a Closing Agreement, (collectively, the "Purchase Agreement"), the Company acquired substantially all of the assets used in

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE F - CLARK OIL COMPANY ACQUISITION (CONTINUED)

Clark Oil's lubricants, gasoline and diesel business (the "Business"). The allocation of the purchase price to the assets acquired is (a) property, plant and equipment for $2,442,000, (b) accounts receivable for $1,323,000, (c) inventory for $760,000, and (d) goodwill for $1,485,000. During the three months ending September 30, 2005 the company incurred an additional $180,000 of transaction costs which was allocated to goodwill. At September 30, 2005, Clark Oil goodwill balance was $1,665,000.

As consideration for the purchased assets, the Company paid an aggregate of $2,200,000 as follows: (i) $1,200,000 in cash, and (ii) two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments continuing until June 27, 2010 ("Notes"). The Company will pay Clark Oil an additional $1,400,000 after it finalizes bank debt financing ("Additional Payment Obligation"). The Company has a commitment for the bank financing and all documents have been signed and placed in escrow with a closing agent pending the curing of a title issue by Clark Oil on one tract of real property. The $1,400,000 payable to Clark Oil is included in accrued and other liabilities in the accompanying balance sheet.

The Company also agreed to pay Clark Oil for the inventory in three equal monthly installments with the first installment due 30 days after the closing. The Company also agreed to pay Clark Oil for the Accounts Receivable actually collected on a monthly basis for 90 days, but no more than 33% of the Accounts Receivable discounted by 15% for any particular month. The remaining $495,000 payable to Clark Oil for accounts receivable and inventory is included in accrued and other liabilities in the accompanying balance sheet.

The Notes have been secured by a mortgage security agreement and collateral assignment, provided that the Stockholders have agreed to subordinate such security interests to loans from the Company’s bank lenders. The Registrant's obligations under the Notes, the Additional Payment Obligation, and the Registrant's payments regarding accounts receivable and inventory are guaranteed by our two major stockholders.

NOTE G - EQUITY TRANSACTIONS

Common Stock - In June 2005, the Company issued 833,333 shares of its common stock, par value $0.001, and warrants to purchase 833,333 shares of its common stock at $1.50 per share, for proceeds of $1,250,000, less $137,000 of issuance costs, pursuant to an exempt private offering to accredited investors (the “Offering”).

Restricted Stock Agreement - In July 2004 the Company entered into a Restricted Stock Agreement with its former President whereby he was issued 865,000 shares of common stock of the Company, representing 10% of the outstanding common stock of the Company. The shares vested 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005. The value of the 25% January 2005 and the 25% July 2005 vesting ($193,000) of this non-cash stock award has been included in general and administrative expense in 2005.

NOTE H - STOCK WARRANTS

At September 30, 2005, the Company had outstanding 1,816,666 warrants to purchase common stock, which were issued to financial advisors and investors during 2004 and 2005. An aggregate of 775,000 warrants have an exercise price of $2.00 per share. Warrants for 200,000 shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the remaining 575,000 warrants expire five years from the date of issuance. An aggregate of 1,041,666 warrants have an exercise price of $1.50 per share and expire five years from date of issuance.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE I - STOCK OPTIONS

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock or stock bonuses (“Awards”), to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the Plan. A total of 1,500,000 shares of common stock have been authorized and reserved for issuance under the Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the Awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the Plan. During the nine-month period ended September 30, 2005, 382,482 options which had been granted in 2004 under the 2004 Stock Option Plan (the “2004 Plan”) were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan. In addition, 1,038,000 additional options were granted at exercise prices of $1.47 - $2.75, and 18,400 options were forfeited, leaving a balance outstanding of 1,402,082, at September 30, 2005.

The Company applies APB 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for those options because the quoted or estimated market price of the stock at grant date exceeds the amount of the exercise price. Had compensation cost been determined based on the fair value of the options consistent with SFAS No. 123, the Company believes the effect on consolidated income would have been insignificant, but has not estimated the amount as of September 30, 2005.

NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application encouraged.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows. In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R). SAB

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2005
(Unaudited)

NOTE J - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports. Public companies will be required to implement SFAS 123(R) in the next fiscal year which begins after June 15, 2005. Since it is our current intention to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses. The amount of such reductions are not expected to be significant, but have not been estimated as of September 30, 2005.

The Emerging Issues Task Force (“EITF”) of the FASB is currently considering Issue No. 04-13 (“Issue”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business - specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS Statement No. 143 “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by FIN 47.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to beginning retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by any accounting pronouncement that does not include specific transition provisions. Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods. A change in accounting estimate that is effected by a change in accounting principle (e.g., a change in the method of depreciation) will be accounted for as a change in estimate. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 also carries forward the provisions of SFAS No. 3, which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Management does not believe these new standards will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto appearing elsewhere herein.

Forward-Looking Statements
The statements in this discussion that are not historical facts are “forward-looking statements” within the meaning of Section 21(E) of the Exchange Act of 1934, as amended (the “Exchange Act”). The words “may,”  “will,”  “expect,”  “believe,”  “anticipate,”  “intend,”  “could,”  “estimate,”  “continue”, the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, levels of oil and gas drilling and general industrial activity in our area of operations, the price of our products, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. With respect to forward-looking statements in this discussion, we claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Overview
The cost of the Company’s products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the control of the Company. When sudden and significant increases occur in the cost of fuel and lubricant products, the Company may not be able to pass on these increases through timely price increases to its customers. The timing of passing these costs through to the Company’s customers can significantly affect its margins. In addition, significant price increases in the Company’s products increase the amount that it must finance under its revolving line of credit, thereby reducing the amount of funds otherwise available under its revolving line of credit. The effect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins and reduces borrowing needs. Most of the Company’s debt is subject to interest at floating rates. As a result, the Company’s interest costs associated with this debt may fluctuate.

On February 7, 2005, the Company consummated a merger with Brands United Merger Sub, Inc., a Texas corporation (the “Merger Sub”), which was a wholly-owned subsidiary of Brands Shopping Network, Inc., a Nevada corporation, (“BSN”). Merger Sub merged with and into the Company, (the “Merger”) with the Company being the survivor of the Merger as a wholly-owned subsidiary of BSN. Pursuant to the Merger, each outstanding share of common stock and preferred stock of the Company was cancelled and converted into the right to receive merger consideration of one share of common stock of BSN, resulting in the former stockholders of the Company owning 9,900,000 shares of common stock of BSN. On January 31, 2005, in preparation for the Merger, BSN changed its name to “United Fuel & Energy Corporation” and affected a 1-for-40 reverse stock split (the “Reverse Stock Split”). Stock of BSN prior to the Merger was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the Reverse Stock Split. In addition, and in connection with the Merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company owned control of BSN’s common stock immediately after consummation of the Merger. Under reverse acquisition accounting, the post - acquisition entity was accounted for as a recapitalization of the Company. As a result of the Merger, the Company became a public reporting entity subject to the requirements of the Securities Act of 1934 and the financial statements for all periods prior to the Merger will be those of the Company.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues. Revenues increased by $35,397,000, or 78.1%, during the three months ended September 30, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued price increases as well as sales volume increases. Selling prices for refined fuels increased approximately 43.1%, which accounted for an increase of approximately $24,085,000, due principally to increases in crude oil prices. Sales volumes increased approximately 25.5% which is primarily attributable to higher demand for diesel fuel in our market area.

Cost of sales and gross profit. Cost of sales increased by $32,806,000 or 83.8%, during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, due primarily to continued increases in crude oil prices. Gross profit increased by $2,591,000, or 42.0%, to $8,767,000 in 2005, from $6,176,000 in 2004. Our gross profit as a percentage of sales decreased to 10.9% in 2005 from 13.6% in 2004. The decrease in this percentage reflects the impact of the Company following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on the Company’s cost of product. The Company initiated certain pricing structure changes in the latter portion of this period and as a result, combined with continued demand, the gross profit per gallon increased 18.4%.

Operating expenses. Operating expenses increased by $942,000 or 34.6%, during the three months ended September 30, 2005, from the same period in 2004. Common carrier expenses increased $472,000 due to increased usage related to higher volumes as well as increased fuel surcharges related to higher fuel costs. Payroll expenses increased $236,000 which included increased staff in the Clark acquisition. Expenses related to our fleet of vehicles increased $143,000 mostly due to increased costs of fuel and oil. Although the majority of these expenses are fixed, there are variable components of these expenses which caused the increase, the most significant of which was the costs associated with our fleet of vehicles and trailers. Operating expenses per gallon sold increased from $0.096 for the three months ended September 30, 2004 to $0.103 for the same period in 2005. As a percentage of sales, operating expenses declined to 4.5% from 6.0% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $1,022,000, or 45.3% during the three months ended September 30, 2005 from the same period in 2004. As a result of the Merger, the Company became a public reporting entity. The professional fees related to the Merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of approximately $226,000. The Company also increased its financial, accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of $236,000. The Company recognized $97,000 expense relating to a non-cash stock award to the Company’s former President during the three months ended September 30, 2005 under the terms of a Restricted Stock Agreement. The Company incurred $87,000 additional credit card and network transaction fees in 2005 over 2004 relating to the Company’s membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in advertising and other general expenses contributed to the remaining increase.

Interest. Interest expense was $872,000 and $446,000 for the three months ended September 30, 2005 and 2004, respectively. The average amounts of applicable interest bearing debt during the three months ended September 30, 2005 and 2004 were $48,481,000 and $33,686,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products. The Company’s effective annualized interest rate was 7.4% for 2005 compared to 5.6% for 2004.

Net Income. As a result of a combination of the factors described above, the Company’s net income increased by $342,000 to $368,000 for the three months ended September 30, 2005 from $26,000 for the corresponding period in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues. Revenues increased by $72,170,000, or 56.1%, during the nine months ended September 30, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued price increases as well as sales volume increases. Selling prices for refined fuels increased approximately 37.1%, which accounted for an increase of approximately $53,670,000, due principally to increases in crude oil prices. Sales volumes increased approximately 14.4% which is primarily attributable to higher demand for diesel fuel in our market area.

Cost of sales and gross profit. Cost of sales increased by $68,141,000 or 62.2%, during the nine months ended September 30, 2005, as compared to the corresponding period in 2004, due primarily to continued increases in crude oil prices. Gross profit increased by $4,029,000, or 21.2%, to $23,074,000 in 2005 from $19,045,000 in 2004. Our gross profit as a percentage of sales decreased to 11.5% in 2005 from 14.8% in 2004. The decrease in this percentage reflects the impact of the Company following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on the Company’s cost of product. The Company initiated certain pricing structure changes in the latter portion of this period and as a result, combined with continued demand, the gross profit per gallon increased 6.9%.

Operating expenses. Operating expenses increased by $1,407,000 or 16.6%, during the nine months ended September 30, 2005, from the same period in 2004. Common carrier expenses increased $766,000 due to increased usage related to higher volumes as well as increased fuel surcharges related to higher fuel costs. Payroll expenses increased $326,000 which included increased staff in the Clark acquisition. Expenses related to our fleet of vehicles increased $313,000 mostly due to increased costs of repairs and fuel and oil. Although the majority of these expenses are fixed, there are variable components of these expenses which caused the increase, the most significant of which was the costs associated with our fleet of vehicles, trailers, and the costs of outside carriers to transport fuel. Operating expenses per gallon sold increased from $0.097 for the nine months ended September 30, 2004 to $0.099 for the same period in 2005. As a percentage of sales, operating expenses declined to 4.9% from 6.6% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $2,062,000, or 29.8% during the nine months ended September 30, 2005 from the same period in 2004. The Company incurred significant legal, accounting, consulting and other expenses in conjunction with the Merger. As a result of the Merger, the Company became a public reporting entity. The professional fees related to the Merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of $470,000. The Company also increased its financial, accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of $610,000. The Company recognized $193,000 expense relating to a non-cash stock award to the Company’s former President during the nine months ended September 30, 2005 under the terms of a Restricted Stock Agreement. The Company incurred $212,000 additional credit card and network transaction fees in 2005 over 2004 relating to the Company’s membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in advertising and other general expenses contributed to the remaining increase.

Interest. Interest expense was $2,166,000 and $1,311,000 for the nine months ended September 30, 2005 and 2004, respectively. The average amounts of applicable interest bearing debt during the nine months ended September 30, 2005 and 2004 were $43,306,000 and $33,797,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products. The Company’s effective annualized interest rate was 6.8% for 2005 compared to 5.6% for 2004.

Net Income. As a result of a combination of the factors described above, the Company’s net income increased by $173,000 to $594,000 for the nine months ended September 30, 2005 from $421,000 for the corresponding period in 2004.

Liquidity and Capital Resources

General
The cost of the Company’s products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in the Company not being able to pass these costs through to its customers on a timely basis and could have a negative impact on its margins of profit. Most of the Company’s debt is subject to interest at floating rates and as a result increases in interest rates will have a negative effect on its costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on the Company’s operating, investing and financing cash flows.

Net Cash Used In Operating Activities
Net cash used by operating activities amounted to $10,453,000 for the nine months ended September 30, 2005 compared to $4,520,000 for the nine months ended September 30, 2004, an increase of $5,933,000. The primary reason for the decrease was an increase in accounts receivable and inventories, offset by an increase in accounts payable and accrued expenses, both of which were results of increases in the cost of the Company’s products. Accounts receivable increased $17,251,000 or 52.3% from December 31, 2004 to September 30, 2005. Accounts payable increased $8,412,000 or 76.3% from December 31, 2004 to September 30, 2005.  Because the Company is required to pay its major suppliers on an expedited basis for products purchased (generally 10 to 15 days), during a period of increasing costs the Company funds a higher amount of product costs through credit sales until it is able to collect the higher price for products from its customers.

Net Cash Used in Investing Activities
Net cash used in investing activities was $2,999,000 for the nine months ended September 30, 2005, compared to $732,000 for the nine months ended September 30, 2004, an increase of $2,267,000. Cash expenditures for property, plant and equipment for the first nine months ended September 30, 2005 totaled $1,228,000, as compared to $717,000 for the same period of 2004. On June 30, 2005, the Company acquired assets of Clark Oil Company which required $1,200,000 in cash plus transaction costs of $327,000, and for the three months ended September 30, 2005 the Company incurred $180,000 of additional transaction costs.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $13,570,000 for the nine months ended September 30, 2005, as compared to $5,027,000 for the nine months ended September 30, 2004, a change of $8,543,000. Of the increase, $13,494,000 was the result of borrowings, net of repayments, primarily under the Company’s revolving line of credit. The funds were used in part to fund the Company’s general corporate purposes due primarily to the increases in accounts receivable that resulted from significant increases in the cost of the Company’s products as described above. Additionally, the Company received proceeds of $1,098,000, net of issuance costs, for the issuance of common stock.

Capital Sources
Funding for the Company’s business activities has historically been provided by cash flow from operations, short-term and long-term lender financings, capital and operating lease arrangements and the sale of assets in the ordinary course of business.

The Company currently has three credit facilities: a revolving line of credit (the “Revolver”), a term loan with a balance at September 30, 2005 of $4,845,000 (the “Term Loan”), and a term loan with a balance of approximately $1,362,000 (the “3D Term Loan”). The Company’s revolving line of credit (“Revolver”) at September 30, 2005 was amended in November 2005, effective as of July 31, 2005 to, among other things, (i) increase the maximum borrowing limit to $55,000,000 from $45,000,000, and (ii) to provide for more favorable terms related to advance rates on collateral. The maturity date of the Revolver is September 30, 2007. The interest rate under the Revolver is prime plus 0.5% or LIBOR plus 3.0%, at the Company’s option, (effective interest rate at September 30, 2005 was 7.0%) and is payable monthly. The Revolver is secured by substantially all of the assets of the Company, certain guaranties and certain life insurance policies and contains certain financial covenants, including a minimum collateral availability covenant. As of September 30, 2005, $43,214,000 was borrowed under the Revolver.

The Term Loan has a principal balance of $4,845,000 and has a maturity date of November 1, 2009. The interest rate of the Term Loan is prime (as defined) plus 1.5%. The Term Loan is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The Term Loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of the principal stockholder of the Company. The Term Loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements.

The 3D Term Loan has a principal balance of $1,362,000 and has a maturity date of October 10, 2009. The interest rate for the 3D Term Loan is prime plus 1%. Principal and interest in the amount of $13,947 is payable monthly with the balance due at maturity. The 3D Term Loan is secured by property, plant and equipment of 3D and contains certain financial covenants. The Company is in compliance with the covenant requirements of the 3D Term Loan.

Part of the Company’s business plan is to grow its business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Effective June 30, 2005, the Company acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned cardlock sites. The Company acquired assets of $6,010,000 consisting of accounts receivable of $1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,485,000. The assets were acquired for $1,527,000 cash (including $327,000 of transaction costs), debt financing of $1,000,000 and $3,483,000 of accrued liabilities to the sellers. For the three months ended September 30, 2005, the Company incurred an additional $180,000 of transaction costs which was allocated to goodwill. The Company is in discussions with other potential targets but has not entered into any definitive agreement concerning these acquisitions. The Company can make no assurances that it will be able to consummate these or any other acquisitions.

Capital Expenditures
During the nine months ended September 30, 2005, the Company had capital expenditures of approximately $1,949,000, which were used to purchase a combination of vehicles, equipment and computerized equipment on its cardlock sites. The Company expects capital expenditures for the remainder of 2005 to be less than those during the first nine months of 2005, and expects to fund such expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

Recent Accounting Pronouncement
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SAFS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows. In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports. Public companies will be required to implement SFAS 123(R) in the next fiscal year which begins after June 15, 2005. Since it is our current intention to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses. The amount of such reductions are not expected to be significant, but have not been estimated as of September 30, 2005.

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

DEPENDENCE ON KEY SUPPLIER.

One supplier furnished approximately 47% and 36% of the Company’s fuel during the fiscal years ended December 31, 2004 and 2003, respectively. Although the Company believes that additional suppliers could be obtained without significant disruption to its operations, it cannot assure its shareholders that this would be the case.

FUEL PRICING; EFFECT ON PROFITABILITY.

Many of the Company’s petroleum and fuel-oriented products are commodities which are refined and distributed by numerous sources. The Company purchases the fuel delivered to its customers from multiple suppliers at daily market price. The Company monitors fuel prices and trends in each of its markets on a daily basis and seeks to purchase its supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since the Company purchases and delivers its fuel supply daily and utilizes cost-plus pricing to its customers. If the Company cannot pass on the cost-plus pricing to its customers, margins would decrease and a loss could be incurred. The Company has not engaged in derivatives or futures trading to hedge fuel price movements.

SUDDEN OIL AND GAS PRICE INCREASES DUE TO, AMONG OTHER THINGS, THE COMPANY’S INABILITY TO OBTAIN ADEQUATE QUANTITIES FROM ITS USUAL SUPPLIERS, MAY ADVERSELY AFFECT ITS OPERATING RESULTS.

The Company’s profitability in the fuel distribution business is largely dependent on the difference between the Company’s wholesale cost and retail price. The Company’s products are a commodity, and the unit price it pays is subject to volatile changes in response to changes in supply or other market conditions over which it has no control. The supply from the Company’s usual sources may be interrupted due to reasons that are beyond its control. As a result, the cost of acquiring the Company’s fuels from other suppliers might be materially higher at least on a short-term basis. Since the Company may not be able to pass on to its customers immediately, or in full, all increases in the wholesale cost of fuel, these increases could reduce the Company’s profitability. The Company cannot assure you that future volatility in supply costs will not have a material adverse effect on its profitability and cash flow.

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

The national trend toward increased conservation and technological advances, including fuel efficient vehicles, may adversely affect the demand for Company products by its customers which, in turn, may result in lower sales volumes to its customers. In addition, recent economic conditions may lead to additional conservation by customers to further reduce their fuel consumption. Future technological advances in conservation and fuel consumption may adversely affect the Company’s financial condition and results of operations.

THE COMPANY HAS A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING.

The Company has approximately $52,439,000 million in secured and unsecured debt outstanding at September 30, 2005. If the Company fails to pay its debt in a timely manner or otherwise defaults in its debt financing, then the Company will incur expenses, including without limitation, default interest rates and penalties and its assets will be subject to foreclosure. The Company’s ability to obtain subsequent borrowings would be restricted, limiting the Company’s access to debt capital.
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

THE COMPANY IS SUBJECT TO OPERATING HAZARDS THAT COULD ADVERSELY AFFECT ITS OPERATING RESULTS TO THE EXTENT NOT COVERED BY INSURANCE.

The Company’s operations are subject to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as oil, gasoline and propane. As a result, the Company may be subject to claims related to these operating hazards arising in the ordinary course of business. The Company maintains insurance for general, product, workers' compensation and automobile liabilities. It cannot guarantee that this insurance will be adequate to protect the Company from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices.

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

OPERATING RISKS MAY NOT BE COVERED BY INSURANCE.

The Company's operations are subject to the operating hazards and risks normally incidental to handling, storing and transporting fuel and gasoline, which are classified as hazardous materials. The Company maintains insurance policies in such amounts and with such coverage’s and deductibles as the Company believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such levels of insurance will be maintained by the Company or will be available at economical prices.

THE RISK OF TERRORISM AND POLITICAL UNREST IN THE MIDDLE EAST MAY ADVERSELY
AFFECT THE ECONOMY AND THE PRICE AND AVAILABILITY OF OIL.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of fuel, the Company’s results of operations, its ability to raise capital and its future growth. The impact that the foregoing may have on the oil industry in general, and on the Company in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of the Company’s products, and the infrastructure facilities of the Company or its suppliers could be direct or indirect targets. Terrorist activity may also hinder the Company’s ability to transport fuel if the means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect the Company’s revenues or restrict its future growth. Instability in the financial markets as a result of terrorism could also affect the ability to raise capital. Terrorist activity could likely lead to increased volatility in fuel prices.

GOVERNMENTAL REGULATION MAY ADVERSELY AFFECT THE COMPANY’S BUSINESS.

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

THE COMPANY IS CONTROLLED BY ONE MAJOR SHAREHOLDER, WHOSE INTERESTS MAY DIFFER FROM OTHER SHAREHOLDERS.

The Company’s principal shareholder is Thomas Kelly, the Company’s Chairman who beneficially owns 7,035,000 shares of Company common stock, or approximately 57.3% of the outstanding shares of Company common stock. Therefore, Mr. Kelly has the ability to decide the outcome of matters submitted to Company’s shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control its management and affairs.  Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of the Company’s common stock.

THE COMPANY HAS NO INDEPENDENT DIRECTORS

The Company’s sole directors are Mr. Kelly, its Chairman, and the Company’s Chief Executive Officer, Chuck McArthur. There are no other directors, and in particular, there are no independent directors. Although the Company intends to retain independent directors in the future, there can be no assurance that it will do so. With the current composition of the Board, Mr. Kelly and Mr. McArthur have a significant influence of the Company’s decision making. Further, if the Company is unable or unwilling to retain independent directors, it will restrict the Company’s ability from being listed on national stock exchanges, such as the American Stock Exchange, or, national electronic quotation systems such as NASDAQ National System.

REQUIREMENTS TO EVALUATE INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES OXLEY ACT OF 2002 MAY INCREASE THE COMPANY’S COMPLIANCE EXPENSES AND DIVERT MANAGEMENT’S EFFORTS.

The Company may be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to disclosure controls and internal controls over financial reporting. The Company plans to begin evaluating and documenting its internal controls systems so that, if it is required to do so, the Company’s management will be able to report on, and its independent auditors to attest to, its internal controls, as required by this legislation. The Company will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the Sarbanes Oxley Act. As a result, the Company expects to incur additional expenses and diversion of management’s time. If the Company is unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, it may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect the Company’s financial results and could cause its stock price to decline.

THE COMPANY’S STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY.

The Company’s common stock is currently quoted under the symbol “UFEN” on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, the Company must comply with ongoing eligibility rules to ensure its common stock is not removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of its common stock.

APPLICABILITY OF “PENNY STOCK RULES” TO BROKER-DEALER SALES OF COMPANY COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF COMPANY COMMON STOCK.

The Company’s common stock is subject to the “penny stock rules” adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of Company common stock and may affect the ability of stockholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have a material adverse effect on the liquidity and/or market price of the Company’s common stock.

THE COMPANY MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE SHAREHOLDER OWNERSHIP INTEREST.

The Company requires substantial working capital to fund its business and expansion efforts. If the Company raises additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of Company common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of the Company’s common stock.

In addition, under the Company’s Articles of Incorporation, the Board is authorized to issue, without obtaining shareholder approval, shares of stock having the rights, privileges and designates as determined by the Board. Therefore, the Board could issue shares of stock that would have preferential liquidation, distribution, voting, dividend or other rights to existing common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The cost of the Company’s products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond the control of the Company. When sudden and significant increases in the cost of fuel and lubricant products occur, the Company may not be able to pass on these increases through timely price increases to its customers. The timing of the passing of these costs through to the Company’s customers can significantly affect its margins. The Company does not have any hedging transactions in place to reduce the effect of price volatility of its product costs.

Interest Rate Risk

The Company’s Revolver, Term Loan and 3D Term Loan are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, the Company’s interest costs associated with this debt may fluctuate. At September 30, 2005, the Company had approximately $49,421,000 of debt subject to floating rates of interest. An increase of 100 basis points from the September 30, 2005 rates would increase its interest expense by approximately $494,000 per year. The Company does not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, and the Chief Financial Officer, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 30, 2005, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005 the Company issued 833,333 “Units” of its securities in an offering that provided $1,250,000 in gross proceeds to the Company. A Unit was comprised of one share of common stock, par value $0.001, and a warrant to purchase one share of common stock, at $1.50 per share. The purchaser has the benefit of certain registration rights in respect of the shares of common stock purchased (including shares of common stock underlying the warrants) on the terms and conditions of a Registration Rights Agreement.

The shares of the Company’s common stock were sold pursuant to an exemption from federal registration requirements under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001(2)

3.3	Articles of Merger (3)

3.4	Certificate of Amendment to Articles of Incorporation filed on or about August 26, 2004 (3)

3.5	Corporate Bylaws (1)

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (5)

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company’s Preferred Stock (5)

4.3	Form of Warrant issued to the Purchasers (as defined below) dated June 2005 (7)

4.4	Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company’s common stock (7)

10.1	Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (4)

10.2	2005 Equity Incentive Plan (5)

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

10.9	Employment Contract dated July 26, 2004 between the Company and Scott Heller (5)

10.10	Employment Contract dated May 1, 2004 between the Company and Bobby W. Page (5)

10.11	Letter of Agreement between Shell Oil Products and the Company dba Eddins-Walcher Company dated July 15, 2002 (5)

10.12	Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (6)

10.13	Form of Securities Purchase Agreement dated June 2005 by and between the Registrant and the person identified on the signature page to this Agreement (“Purchaser”) (7)

10.14	July 31, 2005 Amendment to Amended and Restated Financing Agreement, by and among The CIT Group/Business Credit, Inc. and SunTrust Bank and Eddins-Walcher Co. and Three D Oil. (8)

10.15
Second Amended and Restated Limited Guaranty dated November 11, 2005, by and among Eddins-Walcher Co., Three D Oil, the CIT Group/Business Credit, as administrative agent and collateral agent for the Lenders (as defined therein) and Thomas E. Kelly as Guarantor. (8)

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act (8)

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act (8)

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act (8)

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (8)

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

(6) Incorporated by reference from our Form 8-K filed on March 8, 2005.

(7) Incorporated by reference from our Quarterly Report on Form 10-Q filed on August 17, 2005

(8) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

November 14, 2005	By:	/s/ Bobby W. Page
Bobby W. Page
Vice President and Chief Financial Officer