Form 10-K
period 2005-12-31
UNITED FUEL & ENERGY CORP
filed 2006-04-03
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 333-68008

UNITED FUEL & ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-2037688
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

405 N. Marienfeld, 3rd Floor, Midland, Texas	79701
(Address of Principal Executive Offices)	(Zip Code)

(432) 571-8049
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,265,284 based on the closing price of $1.90.

There were 12,989,535 shares of common stock of the Registrant outstanding as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

UNITED FUEL & ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS
PART I

PART II

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	46
ITEM 11.	Executive Compensation	46
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
ITEM 13.	Certain Relationships and Related Transactions	46
ITEM 14.	Principal Accounting Fees and Services	46

PART IV
ITEM 15.	Exhibits and Financial Statments Schedules	47
	Signatures	48

Unless the context otherwise requires, the terms “United Fuel,” the “Company,” “we,” ”us,” “our,” and “UFE” refer to United Fuel & Energy Corporation, a Nevada corporation together with its consolidated subsidiaries

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statement of historical fact included in this Form 10-K, including, but not limited to, those under “Business” and “Properties” in Items 1 and 2, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	Risks and uncertainties with respect to the actions of actual or potential competitive distributors of refined petroleum products in our markets;
•	The demand for and supply of crude oil and refined products;
•	The possibility of constraints on the transportation of refined products;
•	The possibility of inefficiencies or shutdowns in refinery operations or pipelines;
•	Effects of governmental regulations and policies;
•	The availability and cost of our financing;
•	The effectiveness of our capital investments and marketing strategies;
•	Our efficiency in carrying out construction projects;
•	Our ability to successfully purchase and integrate any future acquired operations;
•	The possibility of terrorist attacks and the consequences of any such attacks;
•	General economic conditions; and
•	Other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Corporate Background

Our company was incorporated on April 5, 2000 under the laws of the State of Nevada under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to “Brands Shopping Network, Inc.” On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation, which was formed in 1998 for the purpose of consolidating companies distributing gasoline, diesel, propane and lubricant. At the time of the merger, United Fuel & Energy Corporation had consolidated three such companies: Frank’s Fuels, Inc., Eddins-Walcher Oil Company, and Three D Oil Company, Inc. In conjunction with the acquisition, we changed our name to “United Fuel & Energy Corporation.” On June 30, 2005, we acquired Clark Oil Company, an Oklahoma corporation engaged in the sale and distribution of bulk fuel and lubricant products, packaged lubricants and bobtail fuel deliveries and continue to seek other favorable acquisition opportunities in the fuel and lubricant distribution industry.

Company Overview

We are one of the largest distributors of fuel (including gasoline, diesel and propane) and lubricant products to customers in rural markets in the southwestern and south-central United States. We differentiate ourselves from our competitors by providing industry leading service and reliability to our customers. We market our products and services under the established trade names of “Eddins-Walcher (EWC),” “Three D Oil (TDO)” and “Clark Oil.” These trade names have a reputation in our industry as being leading service providers based on the decades of operating history and experience, which we have attained through our acquisitions. We have a leading market position in the Permian Basin providing fuel to approximately 70% of the oil and gas drilling rigs in the market area. We believe we can increase our market share in our existing markets by providing superior customer service and reliability in what is otherwise a commodity business. We also plan to selectively acquire companies that strategically fill in geographic gaps in our existing markets in Texas, New Mexico and Oklahoma along with opportunities we find in contiguous markets. On February 7, 2005, we became a public company through a reverse merger. Our common stock currently trades on the OTC Bulletin Board under the ticker “UFEN.OB” We intend to apply for listing on one of the national stock exchanges or on the NASDAQ national market.

We primarily distribute fuel and lubricant products in rural markets in Texas, eastern New Mexico and southeast Oklahoma. During the year ended December 31, 2005, we sold an aggregate of approximately 133.8 million gallons of product, consisting of approximately 119.6 million gallons of fuels (other than propane), 4.4 million gallons of lubricants, and 9.8 million gallons of propane through our distribution system. During 2005 we distributed our products in the following geographic markets:

•	West Texas (67%)
•	Eastern New Mexico (22%)
•	East Texas (7%)
•	Oklahoma (4%)

We currently serve the following customer base:

•	Oil Field & Rig support (63%)
•	Commercial & Industrial (31%)
•	Agricultural (4%)
•	Consumer Propane (2%)

We purchase fuel products from companies such as Shell, Navajo and Alon and lubricants from companies such as Shell, ExxonMobil and Citgo, as well as from Basin Tech (our private label line of lubricants), and distribute such products to a variety of customers throughout the southwest United States.

Operations

We sell and distribute fuels and lubricants to a diverse base of industrial, commercial and residential customers. As of December 31, 2005, we operated through 83 public and private card lock sites and 17 branch offices. We employ approximately 250 personnel in our business.

We distribute products to our customers primarily through the following methods:
•	sales of gasoline and diesel fuel through unattended refueling stations, or “card lock” sites to commercial vehicles and fleets
•	wholesale distribution of fuels and lubricants to commercial customers
•	sales of propane to residential customers

Card Lock Operations
Our card lock sites enable commercial vehicles and fleets to refuel at convenient locations in a safe and secure environment. We typically issue each user a proprietary card that gives the user access to specific types of fuel. To access the fuel pump, the user inserts the proprietary card into the card reader and enters certain information, including PIN (personal identification number), odometer reading and unit number. Our typical card lock site is a one to two acre facility, generally located on the outskirts of commercial areas or on business loops. Our card lock sites have access which can readily accommodate the low maneuverability of the large vehicles that use the sites. Some sites have higher canopies covering the pumps to accommodate large eighteen wheeled vehicles and trailers loaded with equipment.

Wholesale Distribution of Fuels & Lubricants
A large number of our fuel and lubricants we deliver requires specially trained personnel and trucks that specialize in delivering fuel and lubricants to oil field based equipment, which operate nearly 24 hours per day, seven days a week. Our fleet of approximately 280 vehicles and trailers ranges from half ton pick-up trucks to large bobtail and other trucks capable of carrying up to 100,000 pounds, which are used to move products and equipment to various locations. The majority of our fleet maintenance is performed in-house at the Company’s primary facility in Odessa, Texas.

•
Fuels - We transport fuel, including gasoline, diesel, kerosene and aviation gasoline, using our own fleet of bobtail trucks and tank transports. In addition, we specialize in supplying standby bobtail services to oil field service companies. We sell and distribute our fuel products to a diverse customer base, including , city and state agencies, gas stations, trucking companies and oil field service companies.

•
Lubricants - We transport lubricants, including gear oil, gas engine oil, heavy duty motor oil, hydraulic oil, transmission oil, specialty high temperature tolerant greases and synthetics, using our fleet of trucks for delivery to a variety of industrial and commercial customers. We sell and distribute our lubricant products to companies with power generation facilities, gas engine compressors, commercial vehicle fleets, oil field equipment, etc. We distribute lubricant products from companies such as Shell, Exxon-Mobil, Citgo and Basin Tech (our private label line of lubricants), to name a few.

Propane Distribution
We transport propane to our customers using our own fleet of trucks, typically to customer tanks which we have supplied. We own approximately 3,500 propane tanks varying in size from 250 to 6,000 gallons, which we have placed at customer locations. All of our major facilities have bulk propane storage capacity. We purchase our propane from suppliers including Duke Energy, Dynegy, Phillips and Occidental Petroleum depending on the geographic location.

Customers

We market our products and services to a broad range of customers, including (i) distribution of fuels to oil and gas exploration and service companies, city and state agencies, construction and trucking companies, (ii) distribution of lubricants to a variety of industrial and commercial customers, and (iii) the distribution of propane to commercial and residential customers.

We have a diversified customer base and for the year ended December 31, 2005, no customer accounted for in excess of 10% of our consolidated revenues.

Industry Overview

The fuel and lubricants distribution industry comprises establishments with bulk liquid storage facilities primarily engaged in wholesaling petroleum based products, including liquefied petroleum gas, lubricants, propane, and other fuels. Fuel and lubricant distributors deliver gasoline, diesel, propane, kerosene, lubricant and other petroleum based products via fleets of tanker trucks, trailers, and bobtail trucks. Typical end-users include oilfield service companies, mining operations, auto dealerships and service centers, gas stations, trucking companies, the residential sector and other various industrial users. Typical industrial lubricant products include gear oil, gas engine oil, heavy duty motor oil, hydraulic oil, transmission oil, and grease for use in a variety of industrial and commercial power plants, engines, compressors, and vehicles.

According to the Energy Information Agency, U.S. petroleum consumption is expected to increase 25% through 2025 despite average crude oil prices remaining above $45.00 per barrel during that time period. This growth in demand is likely to lead to continued oil exploration, drilling and refining efforts. Demand for oilfield equipment and services, and related fuel and lubricant needs, is related to the level of expenditures by the oil and natural gas industry for the exploration, development and production of crude oil and natural gas reserves. With crude oil prices expected to remain high, drilling activity and thus demand for oil field and rig support services is expected to remain strong.

Our Strategy

Our goal is to become the premier single source provider of fuel and lubricant products to a diverse customer base throughout rural markets in the southwest and south-central United States. We believe we have a reputation in our industry as a superior provider of customer service and that our competitive advantage will be strengthened by our ability to help end users meet their fueling needs. We intend to continue to offer same day delivery to our customers and focus on their end user needs. We currently operate in rural markets in Texas, eastern New Mexico and southeast Oklahoma and plan to expand and increase our market penetration throughout the rural markets of the states of Texas, New Mexico and Oklahoma and in other rural markets where business conditions are favorable. We plan to use a combination of selective acquisitions and organic growth initiatives to expand our service footprint and capabilities to meet our customers’ desire to deal with larger suppliers that can deliver a wide range of products over a broad geographic footprint.

Selective Acquisitions
There is significant customer demand for a single source supplier of fuels and lubricants in our target markets. We plan to selectively acquire companies in our fragmented target markets that strategically fit our goal of becoming the premier single source provider of fuel and energy products throughout the southwest and south central United States. We will initially focus on companies that fill in geographic gaps in our existing markets in Texas, New Mexico and Oklahoma along with opportunities we find in contiguous markets. We will also look for companies that provide customer and industry diversification to our existing base of business.

Selective acquisitions bring several benefits to our growth strategy and operations, including:

•
An extended geographic reach - Many of our fuel and lubricant customers are large and operate across a large regional or national footprint. Selective acquisitions enable us to expand our service area into markets where our core customers already operate and would like us to service them.

•
Geographic and customer diversity - Selective acquisitions will provide geographic diversification and reduce customer and industry concentration. For example, our current customer base has a significant concentration of oil and gas companies. The Clark Oil acquisition added diversification because it primarily services mining companies in southeast Oklahoma, which reduces our reliance on the oil and gas industry.

•
Increased financial and operational scale - To become a single source provider in servicing customers across a larger geographic footprint and in greater volumes, selective acquisitions can give us the financial and operational scale necessary to meet customer needs.

•
Increased market share - As we increase our geographic presence and operations, we believe we will be one of a few fuel and lubricant distributors able to meet customers’ diverse needs on a large scale. We believe that this scale, coupled with industry leading customer service and reliability, should enable our customers to increasingly rely on us to service their needs, rather than relying on multiple smaller operators.

•
Operating synergies and buying power - As we gain critical mass, there are numerous overhead and operational costs that we believe can be eliminated from acquired companies by integrating those operations into our operations. Further, as we grow, our purchasing power will enable us to gain favorable product discounts while maintaining price, which we believe will favorably impact our bottom line.

Organic Growth
We believe we can increase our market share in our target markets by providing superior customer service and reliability in what is otherwise a commodity business. With our decades of operating experience, we believe we have developed a business model based on superior customer service and reliability. Our strategy is not to be the least expensive fuel and lubricant supplier in our markets, but is to add value to the supply and distribution process for our customers. Several organic growth initiatives we are pursuing to increase market share in current and future target markets include:

•
Upgrading existing card lock sites and developing new ones - Our target markets have a strong concentration of our core customers and sufficient potential to attract new customers that we believe justifies the upgrade of our existing card lock sites, as well as development of new card lock sites. Card locks in areas with high concentration of our core customers average fuel volumes of 170,000 gallons per month.

•
Identifying new end-markets for fuel & lubricants - Several of our customers that operate on a regional or national level have asked us to provide fuel and lubricant supply services in markets that we do not currently serve, but are targeting for expansion. In addition, we have just begun to target the automotive segment (car dealerships and repair shops for example) and the growing commercial and industrial segments (machine shops and small fleets for example).

•
Implementing modern technologies - We believe that by implementing modern technologies into our business, such as tracking technologies for our use in our distribution chain, we will be better able to differentiate our service and provide additional value to our customers.

Competition

The principal bases on which we compete are the reliability and quality of service, responsiveness to customer needs, the price of products, the location of facilities, and the availability of the products. We believe our competitive advantages are as follows:

•	We have built a long reputation for the timely delivery of the product ordered, upon which our customers have come to rely.

•	We have a highly professional, well trained and courteous staff of employees who are on call 24 hours a day, seven days a week to meet the needs of our customers.

•	Our relationships with our principal suppliers and the significance of our competitive position in our market areas allow us to provide competitive pricing.

•
We have 83 public and private card lock sites and 17 branch offices that are strategically located, built to accommodate the large vehicles that many of our customers utilize in their fleets, equipped for fast fueling of larger fuel tanks and situated in the market areas necessary to meet the needs of our customers.

•
Our relationship with our principal suppliers and their product offerings that are available to us allows us to provide the products requested by our customers and the maintenance and operation of rolling stock specially designed to meet customer needs, which provides for the timely, cost effective and safe delivery of those products to the customer.

•
Our relationship with our primary customers affords us the opportunity for ongoing communication that provides us with information about our competitive environment and allows us to strategically plan for changes in our marketplace.

The fuel and lubricants distribution business is highly competitive. We face competition from competitors who are both larger and smaller than we are. Larger competitors may have substantially greater financial resources than us, which may provide them with some competitive advantages. Some of the advantages of these larger competitors are (i) a greater ability to secure credit from lenders and suppliers and capital from the market place, which could allow them greater buying power with suppliers and greater capital for acquisitions; (ii) the ability to obtain price and volume advantages from suppliers enabling them to be more price competitive; (iii) a more geographically diverse network of locations to better take advantage of supply and demand of products at various locations and to provide a buffer against localized soft economic conditions; and (iv) the ability to enhance or develop technology. Smaller competitors in certain of our market areas, which may have lower infrastructure or overhead costs than us, may seek to gain market share by offering lower prices for their products.

Working Capital

Our business requires us to use substantial working capital primarily for fuel and labor costs prior to receiving payments from customers. The fuel we purchase for resale to customers generally must be paid for within 10 days of purchase, with labor and related costs paid bi-weekly. We invoice customers both daily and on certain cycles during the month to some customers and generally collect on our accounts within an average of approximately 50 days. Because of fluctuations in product prices and its effect on our accounts receivable balances, we calculate our approximate collection period for receivables using the trailing two months of sales verses the normal calculation using the trailing twelve months.

Raw materials

Diesel fuel, gasoline and propane are commodities which are refined and distributed by numerous sources. We purchase unbranded fuel from multiple suppliers at daily market prices and in some cases we qualify for discounts based on certain criteria. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our fuel at the lowest prices, taking into consideration such factors as distance to and from the supplier and the customers’ delivery location. Commodity price risk is mitigated in part since we purchase and deliver fuel supplies daily and generally utilize cost-plus pricing when billing customers.

We purchase lubricants from branded and unbranded suppliers in bulk and in prepackaged containers. Lubricants are distributed and sold to our customers in bulk, prepackaged or repackaged by us to meet customer needs. The pricing of lubricants to our customers is on a cost plus basis.

Seasonality and Cyclicality

Other than our sale of propane, we do not experience any material seasonality or cyclical trends in our business. Since the greatest use of propane is related to home heating, the propane distribution segment of our business is highly seasonal, characterized by peak demand typically during the colder months of October through February. However, our propane revenues made up only approximately 5% and 7% of our consolidated revenues during 2005 and 2004, respectively.

Governmental Regulation and Environmental Matters

Our operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, our services. We depend on the supply of diesel fuel, gasoline and propane from the oil and gas industry and, therefore, we are affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose us to liability for the conduct of, or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Although we believe that we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon our operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

The remediation of environmental contamination at our sites is either (i) included in state funds for which the state has the direction and control of remediation efforts (and for which we have not been determined to bear responsibility), or (ii) substantially covered by insurance. We have two types of tanks which are described in detail below:

(1) Above ground tanks, which are not insured under our environmental insurance policies. Proactive measures are taken to safeguard against possible leaks or spills by the building of containment areas around these above ground tanks. We believe it is not necessary to insure these tanks since they are in locations that allow our employees to visually inspect them and, because they are in containment areas, should a spill be detected the company has sufficient time to remove any spilled products before they enter the groundsoil.

(2) Under ground tanks, which we do insure, subject to a deductible per occurrence, are inspected and tested as required by federal and state regulations. Furthermore, the products stored in these tanks are inventoried by electronic devices and reconciled on a regular basis, which also affords us the ability to monitor inventory variances which could be caused by a leak. As noted above, we are not aware of any material non-compliance with regulations at this time and continue to manage its monitoring programs.

We also maintain a general liability policy and an umbrella policy that protects against possible spills due to accidents or mishaps at our customers’ locations. We believe this to be sufficient since no business is conducted near any waterways or densely populated areas. Should we begin to conduct business in any of these areas we would review our insurance policies and assess the increased risk.

Employees

At December 31, 2005, we had approximately 250 full time employees.

Item 1A. Risk Factors.

Risks Related to Our Business

We may be unable to successfully execute our acquisition strategy.

Our future growth strategy involves the acquisition of wholesale fuel, propane and/or lubricant distribution and resale companies or other related entities and businesses in existing and new markets. While we completed the acquisition of Clark Oil recently, there can be no assurance that we will be able to locate or make subsequent acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into our business. Acquisitions involve risks that could adversely affect our operating results, including management commitment; integration of the operations and personnel of the acquired operations; write downs of acquired intangible assets; and possible loss of key employees and customers of the acquired operations.

We also may issue shares of common stock or others securities in connection with acquisitions, which could result in the dilution of the voting power of existing shareholders and could dilute earnings per share. Any acquisitions would be accompanied by other risk commonly encountered in such transactions, including the following:

•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	difficulties integrating the operations and personnel of acquired companies;

•	the additional financial resources required to fund the operations of acquired companies;

•	the potential disruption of our business;

•	our ability to maximize our financial and strategic position by the incorporation of acquired product, services or businesses with our current product and services offerings;

•	the difficulty of maintaining uniform standards, controls, procedures and policies;

•	the potential loss of key employees of acquired companies;

•	the impairment of employee and customer relationships as a result of changes in management;

•	significant expenditures to consummate acquisitions; and

•	internal controls issues and compliance with Section 404 of the Sarbanes Oxley Act of 2002.

Any of these factors may divert our management’s time and resources in running our operations, and may otherwise, have a material adverse effect on our business.

We are heavily dependent on one supplier.

One supplier furnished approximately 37% and 47% of our fuel during the fiscal years ended December 31, 2005 and 2004, respectively. Although we believe that additional suppliers could be obtained without significant disruption to our operations if this supplier was unable or unwilling to provide such commodities at reasonable prices, we cannot assure you that this would be the case.

Our business is subject to pricing volatility of the petroleum markets.

Many of our petroleum and fuel-oriented products are commodities which are refined and distributed by numerous sources. We purchase fuel delivered to our customers from multiple suppliers at market prices. We monitor fuel prices and trends in each of our markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Commodity price risk is mitigated since we purchase and deliver our fuel supply daily and utilize cost-plus pricing to our customers. If we cannot pass on the cost-plus pricing to our customers, margins would decrease and a loss could be incurred. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel, gasoline and propane may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide bulk fueling services and impact our profitability.

Sudden oil and gas price increases due to, among other things, our inability to obtain adequate quantities from our usual suppliers, may adversely affect our operating results.

Our profitability in the fuel distribution business is largely dependent on the difference between our wholesale cost and retail price. Our products are a commodity, and the unit price we pay is subject to volatile changes in response to changes in supply or other market conditions over which we have no control. The supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring our fuels from other suppliers might be materially higher at least on a short-term basis. Since we may not be able to pass on to our customers immediately, or in full, all increases in the wholesale cost of fuel, these increases could reduce our profitability. We cannot assure you that future volatility in supply costs will not have a material adverse effect on our profitability and cash flow.

We are dependent on our executive officers and other key employees.

Our future success will be largely dependent on the continued services and efforts of key members of our management. The loss of the services of one or more of these key individuals could have a material adverse effect on our business and prospects. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified management, operating, marketing, sales and financial personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us.

Energy efficiency, general economic conditions and technology advances have affected and may continue to affect demand for our products and services by our customers.

The national trend toward increased conservation and technological advances, including fuel efficient vehicles, may adversely affect the demand for our products and services by our customers which, in turn, may result in lower sales volumes to our customers. In addition, recent economic conditions may lead to additional conservation by customers to further reduce their fuel consumption. Future technological advances in conservation and fuel consumption may adversely affect our financial condition and results of operations.

We have a substantial amount of debt outstanding.

We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our business or a decline in general economic conditions. We had approximately $49.1 million in secured and unsecured debt outstanding at December 31, 2005. We may continue to borrow funds to finance acquisitions, as well as for other purposes. Our debt obligations could increase substantially because of the debt levels of companies that we may acquire in the future.

Such a large amount of indebtedness could have negative consequences for us, including without limitation:

•	limitations on our ability to obtain financing in the future;

•	much of our cash flow will be dedicated to interest obligations and unavailable for other purposes;

•	the high level of indebtedness limits our flexibility to deal with changing economic, business and competitive conditions; and

•	the high level of indebtedness could make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions.

The failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.

We have very few written agreements with our customers.

We do not have formal, length of service written contracts with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. We may discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum level of margins and rates, and the pricing or delivery arrangements cannot be re-negotiated. As a result of this absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if we were to experience a high rate of customer losses.

We are subject to operating hazards that could adversely affect our operating results to the extent not covered by insurance.

Our operations are subject to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as oil, gasoline and propane. As a result, we may be subject to claims related to these operating hazards arising in the ordinary course of business. We maintain insurance for general, product, workers’ compensation and automobile liabilities. We cannot guarantee that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We are currently experiencing a period of rapid growth, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure.

Our success will depend in part upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We may be unable to compete effectively.

We compete with other fuel service providers, including several national, regional, and numerous small, independent operators who provide these services. Many of our competitors are larger and have more resources than we do. Our ability to compete is dependent on numerous factors, including price, delivery dependability, credit terms, service locations, and reporting and invoicing services. There can be no assurance that we will be able to continue to compete successfully as a result of these or other factors.

The risk of terrorism and political unrest in the Middle East may adversely affect the economy and the price and availability of oil.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on the oil industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities or our suppliers could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect the ability to raise capital. Terrorist activity could likely lead to increased volatility in fuel prices.

Governmental regulation may adversely affect the company’s business.

Our operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, our services. We depend on the supply of diesel fuel and gasoline from the oil and gas industry and, therefore, we are affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Although we believe that we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon our operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

We are controlled by one major shareholder, whose interests may differ from other shareholders.

Our principal shareholder is Thomas Kelly, our Chairman, who beneficially owns 7,035,000 shares of our common stock, or approximately 54.2% of the outstanding shares of our common stock at March 23, 2006. Therefore, Mr. Kelly has the ability to decide the outcome of matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

We have no independent directors.

Our sole directors are Mr. Kelly, our Chairman, and our Chief Executive Officer, Charles McArthur. There are no other directors, and in particular, there are no independent directors. Although we intend to retain independent directors in the future, there can be no assurance that we will do so. With the current composition of the Board, Mr. Kelly and Mr. McArthur have a significant influence over our decision making. Further, if we are unable or unwilling to retain independent directors, we will restrict our ability from being listed on national stock exchanges, such as the American Stock Exchange, or, national electronic quotation systems such as NASDAQ National Market.

We may be exposed to potential risks from recent legislation requiring companies to evaluate internal controls under section 404 of the Sarbanes-Oxley act of 2002.

We must comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to disclosure controls and internal controls over financial reporting. As a result, we expect to incur additional expenses and diversion of management’s time. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and could cause our stock price to decline.

Risks Related to our Common Stock

Our common stock is quoted on the OTC bulletin board and could be subject to extreme volatility.

Our common stock is currently quoted under the symbol “UFEN.OB” on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of our common stock.

Our common stock may not continue to be traded on the OTC Bulletin Board.

We cannot provide any assurance that our common stock will continue to be eligible to trade on the OTC Bulletin Board. Should our common stock cease to trade on the OTC Bulletin Board and fail to qualify for listing on another stock exchange or trading system, our common stock would be listed for trading only on the “Pink Sheets,” which generally provide an even less liquid market than the OTC Bulletin Board. In such event, investors may find it more difficult to trade our common stock or to obtain accurate, current information concerning market prices for our common stock.

We may raise additional capital through another securities offering that could dilute shareholder ownership interest.

We require substantial working capital to fund our business and expansion efforts. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

In addition, under our articles of incorporation, our board of directors is authorized to issue, without obtaining shareholder approval, shares of stock having the rights, privileges and designations as determined by our Board of Directors. Therefore, our Board of Directors could issue shares of stock that would have preferential liquidation, distribution, voting, dividend or other rights to existing common stock.

We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future.

We plan to use all of our earnings; to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future on our common stock. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock.

The application of the “Penny Stock” rules could adversely effect the market price of our common stock.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our common stock and may affect a shareholder’s ability to resell the common stock.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Our common stock is highly illiquid and its price is volatile.

Our common stock is thinly traded which could make it difficult for you to resell shares at a predictable price or at all. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of common stock. The market price of our common stock may also be subject to significant fluctuations in response to our operating results, announcements of new products or services or market expansions by us or our competitors, changes in general conditions in the economy, the financial markets, the electrical power transmission and distribution industry, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. This price volatility could make it difficult to sell shares of our common stock at a predictable prices or times.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

The following is a list of our active facilities by geographic markets served as of December 31, 2005:

Geographic Location	Card Lock Sites	Branch Offices
West Texas	51	11
East Texas	10	1
Southeastern New Mexico	13	2
Southern Oklahoma	9	3

Total	83	17

We believe that the size, location, storage capacity and functionality of our facilities are adequate for our current operations.

Item 3. Legal Proceedings.

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceedings to which we are a party or our assets are subject to at December 31, 2005.

On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, Al Tamasebi, alleges, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing and is seeking $300,000. The consulting agreement was entered into prior to our merger with United Fuel & Energy Corporation and our entry into the fuel and lubricant distribution business. It appears from the copy of the consulting agreement supplied with the demand for arbitration that the claimant, Mr. Tamasebi, actually entered into the consulting agreement on behalf of the company and subsequently had the rights under the agreement assigned to him by the consultant.

We believe the claim is without merit and intend to vigorously defend ourselves against the claim. Due to the uncertainty of such a claim and its early stage, we are unable to express an opinion as to the probable or likely outcome of such an arbitration proceeding or whether we are even bound to follow this arbitration procedure.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “UFEN.OB”. The following table sets forth the range of high and low bid quotations for each full quarter of the last two completed fiscal years, adjusted to reflect the one-for-40 reverse split effected January 31, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$3.60	$1.20
Second Quarter	$2.00	$0.00
Third Quarter	$4.20	$0.00
Fourth Quarter	$5.60	$3.60

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$1.95	$1.16
Second Quarter	$2.45	$1.25
Third Quarter	$2.35	$1.25
Fourth Quarter	$3.50	$1.20

Note: United Fuel & Energy Corporation’s reverse merger was completed on February 7, 2005.

As of March 23, 2006, the last reported sales price of our common stock on the OTC Bulletin Board was $1.80 per share.

Holders

As of March 23, 2006, there were approximately 139 shareholders of record of our common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company’s Board of Directors does not anticipate paying any cash dividends in the foreseeable future, as it intends to retain cash to finance the growth of the Company’s business. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock.

Equity Compensation Plans

At December 31, 2005 a total of 1,500,000 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,242,732	$2.31	257,268
Equity compensation plans not approved by security holders	-	-	-
Total	1,242,732	$2.31	257,268

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical results are not necessarily indicative of future operations or financial results.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data	(In thousands)
Revenues
Sales	$279,740	$177,607	$143,816	$119,195	$152,465
Other	$3,848	$2,975	$2,529	$1,896	$1,346
Total Revenues	$283,588	$180,582	$146,345	$121,091	$153,811

Cost of Sales	$251,009	$154,803	$121,657	$98,909	$126,740

Gross Profit	$32,579	$25,779	$24,688	$22,182	$27,071

Operating Expenses	$27,723	$22,674	$21,072	$22,087	$21,665

Operating Income	$4,856	$3,105	$3,616	$95	$5,406

Other Income (expense)
Interest expense	$(3,239)	$(1,955)	$(1,958)	$(1,885)	$(2,484)
Amortization of debt issuance costs	$(427)	$(575)	$(774)	$(314)	$(258)
Other income	$299	$179	$163	$70	$16
Total other expense	$(3,367)	$(2,351)	$(2,569)	$(2,129)	$(2,726)

Income (loss) before income taxes	$1,489	$754	$1,047	$(2,034)	$2,680

Income tax expense (benefit)	$610	$348	$458	$(637)	$934

Net Income (Loss)	$879	$406	$589	$(1,397)	$1,746

Balance Sheet Data (as of period end)
Working Capital	$35,303	$27,331	$(11,460)	$17,269	$1,865
Total Assets	$75,555	$55,755	$44,794	$42,557	$42,059
Long term debt, less current maturities	$47,351	$36,481	$1,004	$29,547	$13,413
Stockholders’ Equity	$6,840	$4,400	$1,778	$1,189	$2,586

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this report.

Overview

The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs through to our customers can significantly affect our margins. In addition, significant price increases in our products increase the amount that we must finance under our revolving line of credit, thereby reducing the amount of funds otherwise available under our revolving line of credit. The effect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins and reduces borrowing needs. Most of our debt is subject to interest at floating rates. As a result, our interest costs associated with this debt may fluctuate.

On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel - Texas”) through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel - Texas, with United Fuel - Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel - Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel - Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel - Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel - Texas, making United Fuel Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel - Texas stockholders issued pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel - Texas preferred stock.

On January 31, 2005, in preparation for the merger, we changed our name from “Brands Shopping Network, Inc.” to “United Fuel & Energy Corporation” and effected a 1-for-40 reverse stock split. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the reverse stock split.

In addition, and in connection with the merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel - Texas owned control of our common stock immediately after consummation of the merger. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financials statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent asset and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact its results of operations, financial condition and cash flows. For additional information, see Note 1 to the Consolidated Financial Statements “Description of Business and Summary of Significant Accounting Policies” in Item 8.

Inventory Valuation

We state our product inventories at the weighted-average cost. Cost is determined using the weighted-average inventory valuation method. Under the weighted-average cost inventory method, a weighted-average cost per unit is recomputed after every purchase. Costs of goods sold are recorded at the most recent weighted average cost.

Long-lived Assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets requires subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded during the fiscal years ended December 31, 2005, 2004, and 2003.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter of changes in approach such as a change in settlement strategy in dealing with these matters. There were no contingencies recorded at December 31, 2005.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales and Other Revenues. Sales and other revenues increased by $103,006,000, or 57.0%, during the year ended December 31, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued selling price increases, and, to a lesser extent, by volume increases, which includes six months of operations from the Clark Oil acquisition. Selling prices for refined fuels increased approximately 37.8% which accounted for an increase of approximately $67,192,000, due principally to increases in crude oil prices. Sales volumes increased approximately 14.3% which is primarily attributable to higher demand for diesel fuel in our market area and, to a lesser extent, the inclusion of six months of operations from the Clark Oil acquisition.

Cost of sales and gross profit. Cost of sales increased by $96,206,000 or 62.1%, during the year ended December 31, 2005, as compared to the year ended December 31, 2004, due primarily to continued increases in crude oil prices and, to a lesser extent, increased volumes, which includes six months of operations from the Clark Oil acquisition. Gross profit increased by $6,800,000, or 26.4%, to $32,579,000 in 2005, from $25,779,000 in 2004. Our gross profit as a percentage of sales decreased to 11.5% in 2005 from 14.3% in 2004. The decrease in this percentage reflects the impact of our following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on a company’s cost of product. We initiated certain pricing structure changes late in the third quarter and during the fourth quarter of 2005, and as a result, combined with continued demand, the gross profit per gallon increased 10.3%.

Operating expenses. Operating expenses increased by $2,393,000 or 20.9%, during the year ended December 31, 2005, from the same period in 2004. Common carrier expenses increased $430,000 due to increased usage related to higher volumes, the inclusion of six months of operation from the Clark Oil acquisition and an increase in fuel surcharges related to higher fuel costs. Payroll expenses increased $883,000 primarily due to the additional staff from the Clark Oil acquisition. Expenses related to our fleet of vehicles increased $549,000 primarily due to increased costs of fuel and oil. Although the majority of operating expenses are fixed, there are variable components which caused the increase, the most significant of which was the costs associated with our fleet of vehicles and trailers. Operating expenses per gallon sold increased to $0.103 for the year ended December 31, 2005 from $0.098 for the same period in 2004. As a percentage of sales, operating expenses declined to 4.9% from 6.3% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $2,708,000, or 27.3% during the year ended December 31, 2005 from the same period in 2004. The professional fees related to the merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of approximately $722,000. We also increased our financial, accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of approximately $735,000. We incurred $311,000 additional credit card and network transaction fees in 2005 compared to 2004 relating to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Our bad debt expense increased $266,000. Increases in advertising and other general expenses contributed to the remaining increase.

Interest. Interest expense was $3,239,000 and $1,955,000 for the years ended December 31, 2005 and 2004, respectively. The average amounts of applicable interest bearing debt during the year ended December 31, 2005 and 2004 were $45,279,000 and $34,528,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark acquisition and capital expenditures financed. Our effective annualized interest rate was 7.2% for 2005 compared to 5.7% for 2004.

Net Income. As a result of a combination of the factors described above, our net income increased by $473,000 to $879,000 for the year ended December 31, 2005 from $406,000 for the corresponding period in 2004.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Sales and Other Revenues. Revenues increased by $34,237,000, or 23.4%, during the year ended December 31, 2004, compared to the corresponding period in 2003. This increase was driven by price increases. Selling prices for refined fuels increased approximately 23.6%, which accounted for approximately $33,994,000, due principally to increases in crude oil prices. Sales volumes were virtually flat for 2004 compared to 2003.

Cost of sales and gross profit. Cost of sales increased by $33,146,000 or 27.2%, during the year ended December 31, 2004, as compared to the corresponding period in 2003, due primarily to price increases in crude oil. Gross profit increased by $1,091,000, or 4.4%, to $25,779,000 in 2004 from $24,688,000 in 2003. Our gross profit as a percentage of sales decreased to 14.3% in 2004 from 16.8% in 2003. The decrease in this percentage reflects the impact of the increase of our following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on a company’s cost of product. Gross profit per gallon increased 3.0% over 2003.

Operating expenses. Operating expenses decreased by $358,000 or 3.0%, during the year ended December 31, 2004, from the same period in 2003. Expenses related to employee costs and benefits decreased offset by an increase in trucking and other general operating costs. Operating expenses per gallon sold decreased to $0.098 for the year ended December 31, 2004 from $0.101 for the corresponding period in 2003. As a percentage of sales, operating expenses declined to 6.3% from 8.1% which is caused by the increase in selling prices per gallon in 2004.

General and administrative expenses. General and administrative expenses increased $2,051,000, or 26.1% during the year ended December 31, 2004 from the same period in 2003. We began to increase our financial, accounting, sales and customer service staffs at the beginning of the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase and related increase in health and other benefits amounted to an increase of approximately $539,000. We also recognized $192,000 expense relating to a non-cash stock award to our former President during the year ended December 31, 2004 under the terms of a Restricted Stock Agreement. Fees expensed relating to the merger was $319,000. The increase in professional fees over the same period in 2003 amounted to approximately $124,000. Our $445,000 of additional credit card and network transaction fees in 2004 compared to 2003, which was related to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in various other general and administrative expenses contributed to the remaining increase.

Interest. Interest expense was $1,955,000 and $1,958,000 for the years ended, 2004 and 2003, respectively. The average amounts of applicable interest bearing debt during the year ended December 31, 2004 and 2003 were $34,528,000 and $31,705,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products. Our effective annualized interest rate was 5.7% for 2004 compared to 6.2% for 2003.

Net Income. As a result of a combination of the factors described above, our net income decreased by $183,000 to $406,000 for the year ended December 31, 2004 from $589,000 for the corresponding period in 2003.

Liquidity and Capital Resources

General

The cost of our products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in us not being able to pass these costs through to our customers on a timely basis and could have a negative impact on our profit margins. Most of our debt is subject to interest at floating rates and as a result increases in interest rates will have a negative effect on our costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on our operating, investing and financing cash flows.

Cash Flows from Operating Activities

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash used for operating activities amounted to $3.7 million in 2005 compared to $6.4 million in 2004, a decrease of $2.7 million. Net income in 2005 was $879,000, an increase of $473,000 from net income of $406,000 in 2004. The non-cash items of depreciation and amortization, loss on sale of fixed assets, deferred income taxes and other decreased by $807,000 for the year ended December 31, 2005 from the year ended December 31, 2004. We also recognized $193,000 for the year ended December 31, 2005 and $192,000 for the year ended December 31, 2004 relating to a non-cash stock award to our former President under the terms of a Restricted Stock Agreement. Changes in operating assets and liabilities reduced cash flows by $5.9 million in 2005, as compared to a reduction of $8.9 million in 2004. Increases in accounts receivable, inventories and accounts payable were the primary causes of the decrease in cash used for 2005 as compared to 2004. For 2005, accounts receivable increased $9.0 million, accounts payable increased $5.4 million and inventories increased $2.8 million, as compared to 2004, when accounts receivable increased $11.2 million, accounts payable increased $3.6 million and inventories increased $571,000. These increases were principally due to increases in prices for refined products, which were driven by the increased cost of crude oil.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash used for operating activities amounted to $6.4 million in 2004 compared to net cash provided by operating activities of $2.7 million in 2003, an increase of $9.1 million. Net income in 2004 was $406,000, a decrease of $183,000 from net income of $589,000 in 2003. The non-cash items of depreciation and amortization, loss on sale of fixed assets and deferred income taxes decreased by $418,000 for the year ended December 31, 2004 from the year ended December 31, 2003. We also recognized $192,000 for the year ended December 31, 2004, with no comparable item for the year ended December 31, 2003, relating to a non-cash stock award to our former President under the terms of a Restricted Stock Agreement. Changes in operating assets and liabilities reduced cash flows by $8.9 million in 2004, as compared to a reduction of $167,000 in 2003. Changes in accounts receivable, income tax receivable and accounts payable were the primary causes of the increase in cash used for 2004 as compared to 2003. For 2004, accounts receivable increased $11.2 million, accounts payable increased $3.6 million, as compared to 2003, when accounts receivable increased $2.0 million, accounts payable increased $638,000 and an increase due to an income tax receivable of $873,000. These increases were principally due to increases in prices for refined products, which were driven by the increased cost of crude oil.

Cash Flows from Investing Activities

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash used for investing activities was $5.6 million for 2005 and $936,000 for 2004, a net change of $4.7 million. Cash expenditures for property, plant and equipment for 2005 totaled $1.5 million as compared to $1.0 million for 2004. Most of the 2005 expenditures were for the upgrade of our transportation fleet and card lock sites and the construction of one new card lock site. Also, effective June 30, 2005, we acquired assets of Clark Oil Company which required $1,367,000 in cash plus transaction costs of $533,000, and paid $2,083,000 for accounts receivable and inventory. As of December 31, 2005, our net cash expended for the Clark Oil acquisition was $3,983,000.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash used for investing activities were $936,000 for 2004 and $1.4 million for 2003, a decrease of $469,000. The primary use of funds for both years was capital expenditures for property, plant and equipment.

Cash Flows from Financing Activities

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by financing activities was $9.2 million for the 2005, as compared to $6.7 million for 2004, an increase of $2.5 million. In 2005, we increased net borrowing by $9.2 million under our revolving credit facility and repaid $1.1 million of our term notes payable. Additionally, we received proceeds of $1.4 million, net of issuance costs, for the issuance of common stock. In 2004, we increased net borrowings by $3.5 million under our revolving credit facility and borrowed $5.5 million of new term debt, which was used to pay down our revolving credit facility and repay $3.7 million of our notes payable. Additionally in 2004, we received proceeds of $2.2 million, net of issuance costs, for the issuance of common stock.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net cash provided by financing activities was $6.7 million for 2004, as compared to net cash used for financing activities of $447,000 for 2003, an increase of $7.1 million. In 2004, we increased net borrowing by $3.5 million under our revolving credit facility and borrowed $5.5 million of new term debt, which was used to pay down our revolving credit facility and repay $3.7 million of our term notes payable. Additionally in 2004, we received proceeds of $2.2 million, net of issuance costs, for the issuance of common stock, as compared to 2003, when we increased net borrowing by $1.9 million under our revolving credit facility and repaid $1.4 million of our term notes payable.

Capital Sources

We currently have four credit facilities: a revolving line of credit (the "Revolver"), a term loan with a balance at December 31, 2005 of $ 4,638,000 (the "Term Loan"), a term loan with a balance of approximately $ 1,338,000 (the "Three D Term Loan"), and a new term loan originated in November 2005 which has a balance of $1,219,000 (the “2005 Term Loan”).

The Company’s revolving line of credit (“Revolver”) provides for borrowing of the lesser of $55,000,000 or a borrowing base, as defined thereon, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (7.83% at December 31, 2005). The Revolver matures on September 30, 2007. The Revolver was amended in March 2006, effective as of November 30, 2005 to (i) amend a financial covenant to be more favorable to the Company and (ii) to increase the interest rate on $3,000,000 of the Revolver to prime plus 3.0%. As of December 31, 2005, $38,950,000 was borrowed under the Revolver.

The Term Loan has a principal balance of $4,638,000 and has a maturity date of November 1, 2009. The interest rate of the Term Loan is prime (as defined) plus 1.5% (8.75% at December 31, 2005). The Term Loan is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The Term Loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of our principal stockholder. The Term Loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements.

The 2005 Term Loan has a principal balance of $1,219,000 and has a maturity date of October 3, 2010. The note is payable in monthly principal and interest payments of $14,690. The interest rate is prime plus 1.5% (8.75% at December 31, 2005). The debt is secured by first lien on the property, plant and equipment from the Clark Oil acquisition.

The Three D Term Loan has a principal balance of $1,338,000 and has a maturity date of October 10, 2009. The interest rate for the Three D Term Loan is prime plus 1% adjustable annually on October 10 (7.75% at December 31, 2005). Principal and interest in the amount of $14,657 is payable monthly with the balance due at maturity. The Three D Term Loan is secured by property, plant and equipment of Three D and contains certain financial covenants. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to the Company.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Effective June 30, 2005, we acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. Our acquired assets of $6,010,000 consisting of accounts receivable of $1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,485,000. The assets were acquired for $1,527,000 cash (including $327,000 of transaction costs), debt financing of $1,000,000 and $3,483,000 of accrued liabilities to the sellers. For the six months ended December 31, 2005, we incurred an additional $206,000 of transaction costs which was allocated to goodwill. As consideration for the purchased assets, the Company paid an aggregate of $2,200,000 as follows: (i) $1,200,000 in cash, and (ii) two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments continuing until June 27, 2010 ("Notes"). In November 2005 the Company paid the shareholders of Clark Oil an additional $1,400,000, which was comprised of $167,000 cash and additional bank financing of $1,233,000.

We are in discussions with potential targets from time to time but, other than the Queen acquisition as disclosed elsewhere, we have not entered into any definitive agreement concerning these acquisitions. We can make no assurances that we will be able to consummate these or any other acquisitions.

Capital Expenditures

During the year ended December 31, 2005, we had capital expenditures of approximately $2,864,000 (excluding $2,442,000 of property, plant and equipment acquired with the Clark Oil acquisition), which was used to purchase a combination of vehicles, equipment and computerized equipment on our card lock sites and for the construction of one new card lock facility. We expect capital expenditures for 2006 to be approximately the same as the expenditures for 2005, and expect to fund such expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations as of December 31, 2005 in total and by period due beginning in 2006. Our operating leases contain renewal options that are not reflected in the table below, some of which are likely to be exercised.

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Contractual Obligations	(In thousands)
Long Term Debt	$49,064	$1,713	$42,450	$4,775	$126
Operating Lease Obligations	$1,141	$353	$563	$153	$72

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application encouraged.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SFAS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows. In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provide guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports. Public companies will be required to implement SFAS 123(R) in the next fiscal year which begins after December 15, 2005. Since it is our current intention to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses. The amount of such reductions have not been estimated as of December 31, 2005.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases in the cost of fuel and lubricant products occur, we may not be able to pass on these increases through timely price increases to our customers. The timing of the passing of these costs through to our customers can significantly affect our margins. We do not have any hedging transactions in place to reduce the effect of price volatility of our product costs.

Interest Rate Risk. Our Revolver, Term Loan, 2005 Term Loan, and the Three D Term Loan are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At December 31, 2005, we had approximately $46.1 million of debt subject to floating rates of interest. An increase of 100 basis points from the December 31, 2005 rates would increase our interest expense by approximately $461,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

Item 8. Financial Statements and Supplementary Data.

The accompanying notes are an integral part of these consolidated financial statements.

JOHNSON MILLER & CO., CPA’s PC	Odessa, Texas
Certified Public	Midland, Texas
Accountants	Hobbs, New Mexico
An Independent Member Of BDO Seidman Alliance

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
United Fuel & Energy Corporation
Midland, Texas

We have audited the accompanying consolidated balance sheets of United Fuel & Energy Corporation, as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fuel & Energy Corporation at December 31, 2005 and 2004, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson Miller & Co., CPA’s PC

Odessa, Texas
March 21, 2006

2626 JBS Parkway, Suite A-200 • Odessa, Texas 79761 • (432) 362-3800 • Fax (432) 362-4476
audit@jmaudit.com

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$673	$809
Accounts receivable, net of allowance for doubtful accounts of $1,101 and $752, at 2005 and 2004 respectively	43,290	32,975
Other receivables	386	298
Inventories, net of allowance for slow moving inventory of $235 at December 31, 2005 and 2004	9,345	5,778
Prepaid expense	1,237	988
Deferred taxes	474	358
Total current assets	55,405	41,206

PROPERTY, PLANT AND EQUIPMENT, net	14,338	10,323

OTHER ASSETS
Cash value of life insurance	2,675	2,566
Goodwill	1,942	251
Debt issuance costs	986	1,177
Related party receivables	26	55
Other	183	177
Total other assets	5,812	4,226
	$75,555	$55,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,473	$11,028
Accrued and other current liabilities	1,467	977
Accrued income taxes	449	107
Current maturities of long-term debt	1,713	1,709
Current portion of capital lease obligation	—	54
Total current liabilities	20,102	13,875

OTHER LIABILITIES
Long-term debt, less current maturities	47,351	36,481
Asset retirement obligations	127	119
Deferred income taxes	1,135	880
Total liabilities	68,715	51,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- par value $0.001; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2005; 2,000,000 shares authorized, 1,250,000 issued and outstanding at December 31, 2004	—	1
Common stock - $0.001 par value, 55,000,000 shares authorized, 12,287,869 issued and outstanding at December 31, 2005; no par value, 11,000,000 shares authorized, 8,650,000 issued, 8,217,500 outstanding at December 31, 2004	12	31
Paid-in capital	3,796	2,318
Retained earnings	3,032	2,153
Less treasury stock - -0- and 432,500 shares at December 31, 2005 and December 31, 2004, respectively	—	(103)
Total stockholders' equity	6,840	4,400
	$75,555	$55,755

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data )

	Years Ended December 31,
	2005	2004	2003
Revenues
Sales	$279,740	$177,607	$143,816
Other	3,848	2,975	2,529
Total revenues	283,588	180,582	146,345

Cost of Sales	251,009	154,803	121,657

Gross Profit	32,579	25,779	24,688

Expenses
Operating	13,846	11,453	11,811
General and administrative	12,617	9,909	7,858
Depreciation, amortization and accretion	1,260	1,312	1,403
Total expenses	27,723	22,674	21,072

Operating Income	4,856	3,105	3,616

Other income (expense)
Interest expense	(3,239)	(1,955)	(1,958)
Amortization of debt issue costs	(427)	(575)	(774)
Other income (expense), net	299	179	163
Total other expense	(3,367)	(2,351)	(2,569)

Income before income taxes	1,489	754	1,047

Income tax expense	610	348	458

Net Income	$879	$406	$589

Net income per common share:
Basic	$0.07	$0.04	$0.05
Diluted	$0.07	$0.04	$0.05

Weighted average common shares outstanding:
Basic	11,751	11,255	11,239
Diluted	11,946	11,412	11,239

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
Total
Preferred	Common	Paid-in	Treasury	Retained	Stockholders'
Stock	Stock	Capital	Stock	Earnings	Equity

Balance at December 31, 2002	$—	$1	$30	$—	$1,158	$1,189
Net income	—	—	—	—	589	589

Balance at December 31, 2003	—	1	30	—	1,747	1,778
Net income	—	—	—	—	406	406
Amendment to change to no par value common stock	—	30	(30)	—	—	—
Acquisition of treasury stock	—	—	—	(206)	—	(206)
Treasury stock issued, through non cash stock award	—	—	89	103	—	192
Preferred stock issued, net	1	—	2,229	—	—	2,230

Balance at December 31, 2004	1	31	2,318	(103)	2,153	4,400
Net income	—	—	—	—	879	879
Issuance of non—cash stock award	(1)	(20)	111	103	—	193
Common stock issued, net	—	1	1,367	—	—	1,368

Balance at December 31, 2005	$—	$12	$3,796	$—	$3,032	$6,840

The accompanying notes are an integral part of these consolidated financial statements

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income	$879	$406	$589
Adjustments to reconcile net income to
net cash provided by (used for) operating activities
Depreciation	1,260	1,264	1,380
Amortization of debt issuance costs and other	427	575	642
Loss (gain) on disposal of assets	-	15	(22)
Issuance of non-cash stock award	193	192	-
Debt forgiveness	(550)	-	-
Deferred income taxes	139	221	327
Other	(174)	(166)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(8,992)	(11,154)	(2,029)
Other receivables	(88)	(60)	180
Income tax refund receivable	-	-	873
Inventories	(2,807)	(571)	645
Prepaid expenses	(249)	(383)	(125)
Other assets	(26)	57	(20)
Related party receivables	29	118	(173)
Increase (decrease) in:
Accounts payable	5,445	3,647	638
Accrued income taxes	342	5	102
Accrued expenses and other current liabilities	490	(607)	(258)
Net cash provided by (used for) operating activities	$(3,682)	$(6,441)	$2,749

Cash flows from investing activities:
Increase in cash surrender value	(109)	(98)	(87)
Proceeds from sale of assets	19	151	79
Clark Acquisition, net	(3,983)	-	-
Capital expenditures, net	(1,546)	(989)	(1,397)
Net cash used for investing activities	$(5,619)	$(936)	$(1,405)

Cash flows from financing activities:
Proceeds of notes payable	-	5,500	200
Repayment of notes payable	(1,143)	(3,695)	(1,362)
Borrowings on revolving credit facility	9,230	3,514	1,935
Repayments of capital lease obligations	(54)	(162)	(237)
Debt issuance costs	(236)	(530)	(983)
Purchase of treasury stock	-	(206)	-
Proceeds from issuance of capital stock, net of issuance costs	1,368	2,230	-
Net cash provided by (used for) financing activites	$9,165	$6,651	$(447)

Net increase (decrease) in cash and cash equivalents	(136)	(726)	897

Cash and cash equivalents at beginning of year	809	1,535	638

Cash and cash equivalents at end of period	$673	$809	$1,535

The accompanying notes are an integral part of these consolidated financial statements

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
Cash paid during period for:
Interest	$3,094,000	$1,896,000	$1,967,000
Income taxes	$-	$104,000	$-

Non-cash investing and financing activities:

The Company acquired property, plant and equipment through debt financing in the amount of $1,318,000 for the twelve months ending December 31, 2005 and $49,000 for the same period in 2004.

Effective June 30, 2005, the Company acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. The Company acquired assets of $6,010,000 consisting of accounts receivable of $1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,485,000. The assets were acquired for $3,983,000 cash, which included cash payments of $1,200,000 at the time of closing, $327,000 of transaction costs, $2,083,000 for the payment of account receivable and inventory, $167,000 cash down payment on the debt financing, and debt financing of $2,233,000 ($2,400,000 less cash payment of $167,000). During the twelve months ending December 31, 2005 the company incurred an additional $206,000 of transaction costs which was allocated to goodwill. At December 31, 2005, the Clark Oil goodwill balance was $1,691,000.

During 2004, the Company amended and extended its revolving line of credit agreement in the amount of $30,163,000. Also in 2004, the Company recorded asset retirement costs and related obligations of $90,000.

During 2003, the Company refinanced debt instruments of $24,806,016 and related debt issuance costs with a new financing agency for $25,223,810.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:

United Fuel & Energy Corporation (Company) markets refined petroleum products which include gasoline, diesel, propane, oils, greases, and other lubricants through its wholly owned subsidiaries Eddins-Walcher Company (EWC), and Three D Oil of Kilgore, Inc. (TDO). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (card locks) located in West Texas, East Texas, Southeastern New Mexico and Southern Oklahoma. All significant inter-company balances and transactions have been eliminated.

On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel - Texas”) through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel - Texas, with United Fuel - Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel - Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel - Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel - Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel - Texas, making United Fuel Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel - Texas stockholders issued pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel - Texas preferred stock.

On January 31, 2005, in preparation for the merger, we changed our name from “Brands Shopping Network, Inc.” to “United Fuel & Energy Corporation” and effected a 1-for-40 reverse stock split. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the reverse stock split.

In addition, and in connection with the merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel - Texas owned control of our common stock immediately after consummation of the merger. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.

The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Cash Equivalents:

For purposes of the statement of cash flows, the Company considers demand deposits, money market accounts and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition:

Sales are recorded by the Company upon shipment of products to customers and upon sale of products at Company locations.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is maintained at a level which, in management’s judgment based upon past experience in industry, is adequate to absorb credit losses. The amount of the allowance is based upon management’s continuous evaluation of the collectibility of receivables.

Inventories:

Inventories are carried at the lower of cost or market. Inventories consist primarily of fuels and lubricants held for resale. Cost is approximated by using the weighted average method.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in the results of operations. The cost of maintenance and repairs is charged to expense as incurred; whereas significant renewals and betterments are capitalized.

Depreciation of property, plant and equipment is provided using the straight line basis computed over the following estimated useful lives:

Life
Equipment	9 - 20 years
Card locks	9 - 20 years
Automotive fleet	5 - 10 years
Office equipment	3 - 10 years
Buildings and improvements	20 - 40 years

Impairment of Long-Lived Assets:

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Consequently, the Company reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depreciable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less cost to sell once management has committed to a plan to dispose of the assets.

Goodwill:

The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and does not amortize goodwill. Goodwill is tested for impairment at least annually.

Cash Value Life Insurance

The Company maintains an aggregate of approximately $4,000,000 of life insurance on the life of a former stockholder of EWC. All incidents of ownership of the policy accrues to the Company, which is the designated beneficiary, and there is no agreement to use the insurance proceeds for the benefit of the former stockholders. There are no loans outstanding on the insurance policies, but the cash surrender value has been pledged by the Company to secure certain debt.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overdrafts:

Cash overdraft balances, when present, are reclassified and included in accounts payable.

Income Taxes:

Provision for income taxes is based on amounts reported in the consolidated statement of earnings (after exclusion of non-taxable income and non-tax deductible expenses) and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes.

The Company and its subsidiaries file a consolidated return for Federal income tax reporting purposes. In accordance with a tax sharing agreement, both EWC and TDO compute their taxes on a separate company basis and remit such amounts to the Company.

Debt Issuance Costs:

Amortization of debt issuance costs is computed by using the straight-line method (which approximates the interest method) over the life of the related debt.

Environmental Costs:

The Company is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Stock Options:

The Company has elected to account for its stock option plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock.

Use of Estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments:

Management believes the carrying value of the Company’s cash and cash equivalents, receivables, inventories, accounts payable and notes payable approximate fair value due to the short maturity of the instruments. Management believes the carrying value of the Company’s long-term debt approximates fair value because the related borrowing rate approximates the rate the Company would pay for new debt with similar terms.

Reclassifications

Certain reclassifications have been made to conform to the 2005 presentation.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows (thousands):

	December 31,
	2005	2004
Equipment	$5,175	$3,812
Card locks	5,951	4,711
Automotive fleet	3,412	1,456
Office equipment	1,923	1,678
Buildings and improvements	1,666	1,358
Land	1,244	1,024
Construction in progress	319	429
	19,690	14,468
Less accumulated depreciation	5,352	4,145
Net property, plant and equipment	$14,338	$10,323

NOTE 3 - CONCENTRATION OF CREDIT RISK

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

NOTE 4 - DEBT

Long-term debt consists of the following (thousands):

	December 31,
	2005	2004
Revolving line of credit	$38,950	$29,721
Term loan payable to a bank, due November 1, 2009	4,638	5,434
2005 Term loan payable to a bank, due October 3, 2010	1,219	-
Three D term loan payable to a bank	1,338	1,437
Note payable to a supplier, due December 2008	643	857
Note payable to a supplier, due October 2005	-	550
Notes payable to shareholders of Clark Oil	915	-
Other notes payable1	1,361	191
	49,064	38,190
Less current maturities	1,713	1,709
	$47,351	$36,481

The Company’s revolving line of credit (“Revolver”) provides for borrowing of the lesser of $55,000,000 or a borrowing base, as defined, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by the principal stockholder of the Company. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company’s option, (7.83% at December 31, 2005). The Revolver matures on September 30, 2007. The Revolver was amended in March 2006, effective as of November 30, 2005 to amend a financial covenant to be more favorable to the Company and (ii) to increase the interest rate on $3,000,000 of the Revolver to prime plus 3.0%.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term loan payable to a bank matures on November 1, 2009 and is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, (8.75% at December 31, 2005). The term loan is secured by a first lien on certain assets of EWC, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of the principal stockholder of the Company.

The 2005 term loan payable to a bank matures on October 3, 2010 and is payable in monthly principal and interest payments of $14,690. The interest rate is prime plus 1.5% (8.75% at December 31, 2005). The debt is secured by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition.

The Three D term loan payable to a bank matures on October 10, 2009 and is payable in monthly principal and interest payments of $14,657 with the balance due at maturity. The interest rate is prime plus 1%, adjustable annually on October 10 (7.75% at December 31, 2005). The debt is secured by property, plant and equipment of TDO. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to the Company.

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

The note payable to a supplier, due October 2005, unsecured, was subject to an agreement, whereby, if the Company’s monthly purchases from the supplier exceeded a certain quantity, the payable would be amortized and repayment would not be required. The Company’s purchases have not met the minimum purchase requirements of the agreement. In November 2005, the supplier acknowledged the expiration of the contract and that both parties were relieved from any further obligations related to the minimum volume and repayment of cash rebates received under the terms of this agreement.

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition mature June 27, 2010 and are payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The annual interest rate is 8.0%.

Other notes payable are comprised primarily of notes to a bank for the purchase of vehicles and equipment. The notes have maturity dates of five years, bear interest at prime plus 1.5%, are payable in monthly principal and interest payments which aggregate approximately $28,000, and are secured by the vehicles and equipment purchased.

Aggregate maturities of long-term debt, for the years subsequent to December 31, 2005, are as follows (thousands):

2006	$1,713
2007	40,687
2008	1,763
2009	4,035
2010	740
Thereafter	126
Total long-term debt	$49,064

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the year ended December 31, 2005 is as follows (thousands):

Asset retirement obligation at Decemeber 31, 2003	$-
Additions related to new properties	111
Deletions related to property disposals	-
Accretion expense	8
Asset retirement obligation at December 31, 2004	$119
Additions related to new properties	-
Deletions related to property disposals	-
Accretion expense	8
Asset retirement obligation at December 31, 2005	$127

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company's business. At December 31, 2005, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company. On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, Al Tamasebi, alleges, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing and is seeking $300,000. The consulting agreement was entered into prior to our merger with United Fuel & Energy Corporation and our entry into the fuel and lubricant distribution business. It appears from the copy of the consulting agreement supplied with the demand for arbitration that the claimant, Mr. Tamasebi, actually entered into the consulting agreement on behalf of the company and subsequently had the rights under the agreement assigned to him by the consultant.

We believe the claim is without merit and intend to vigorously defend ourselves against the claim. Due to the uncertainty of such a claim and its early stage, we are unable to express an opinion as to the probable or likely outcome of such an arbitration proceeding or whether we are even bound to follow this arbitration procedure.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan covering employees. The Plan allows employees to defer up to the maximum IRS allowable amount of their income on a pre-tax basis through contributions to the Plan. Discretionary contributions may be made by the Company with approval of the Board of Directors. Employees become vested in the Company’s contributions at 25% after two years, and 25% per year thereafter until fully vested. No matching contributions have been made for the years ended December 31, 2005, 2004 and 2003.

NOTE 8 - CLARK OIL COMPANY ACQUISITION

Effective June 30, 2005, the Company acquired certain assets of Clark Oil Company, an Oklahoma corporation ("Clark Oil"). Pursuant to the Asset Purchase Agreement dated as of March 2, 2005 and modified by a Closing Agreement, (collectively, the "Purchase Agreement"), the Company acquired substantially all of the assets used in Clark Oil's lubricants, gasoline and diesel business (the "Business"). The allocation of the purchase price to the assets acquired is (a) property, plant and equipment for $2,442,000, (b) accounts receivable for $1,323,000, (c) inventory for $760,000 and (d) goodwill for $1,485,000. During the year ended December 31, 2005 the company incurred an additional $206,000 of transaction costs which was allocated to goodwill. At December 31, 2005, the amount allocated to Clark Oil goodwill was $1,691,000.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As consideration for the purchased assets, the Company paid an aggregate of $2,200,000 as follows: (i) $1,200,000 in cash, and (ii) two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments continuing until June 27, 2010 ("Notes"). In November 2005 the Company paid the shareholders of Clark Oil an additional $1,400,000, which was comprised of $167,000 cash and additional bank financing of $1,233,000.

The Company also agreed to pay the shareholders of Clark Oil for the inventory in three equal monthly installments with the first installment due 30 days after the closing. The Company also agreed to pay Clark Oil for the Accounts Receivable actually collected on a monthly basis for 90 days, but no more than 33% of the Accounts Receivable discounted by 15% for any particular month.

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

NOTE 9 - INCOME TAXES

The components of income tax expense (benefit) are as follows (thousands):

	Years Ended December 31,
	2005	2004		2003
Current income tax expense (benefit):	$449	$	$ 108	$117
Federal
State	22		19	14
Deferred income taxes	139		221	327
Total income tax expense (benefit)	$610		$348	$458

   Income tax expense (benefit) differs from the “expected” tax (benefit) computed by applying the Federal statutory rate of 34% to earnings (loss) before income taxes as follows (thousands):

	Years Ended December 31,
	2005	2004	2003
Expected tax expense (benefit) at Federal statutory rate	$506	$257	$356
Increase (reduction) in income taxes resulting
from:
Nondeductible expenses	89	80	70
State income taxes	15	13	14
Other	-	(2)	18
Total income tax expense (benefit)	$610	$348	$458

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following (thousands):

	December 31,
	2005	2004
Current deferred tax assets:
Allowance for bad debts	$374	$256
Allowance for slow moving inventory	80	80
UNICAP inventory adjustment	20	22
Total current deferred tax assets	$474	$358

Noncurrent deferred tax liability:
Principally property, plant and equipment
depreciation differences	$1,135	$880

NOTE 10 - LEASES

Pursuant to terms of operating lease agreements, the Company rents various product retail sites, bulk storage sites, office space and equipment. Lease terms range from month-to-month to ten years. At December 31, 2005, 2004 and, 2003, monthly expense approximates $41,752, $27,717, and $51,384, respectively, and is expected to continue indefinitely. Future minimum lease payments at December 31, 2005, are as follows (thousands):

2006	$353
2007	285
2008	278
2009	135
2010	18
Thereafter	72

$1,141

NOTE 11 - EQUITY TRANSACTIONS

Common Stock - In June 2005, the Company issued 833,333 shares of its common stock, par value $0.001, and warrants to purchase 833,333 shares of its common stock at $1.50 per share, for proceeds of $1,250,000, less $137,000 of issuance costs, pursuant to an exempt private offering to accredited investors (the “Offering”). In October 2005, the Company issued 200,000 shares of its common stock, par value $0.001, and warrants to purchase 200,000 shares of its common stock at $1.50 per share, for proceeds of $300,000, less $45,000 of issuance costs, pursuant to an exempt private offering to accredited investors (the “Offering”).

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

NOTE 12 - STOCK WARRANTS

At December 31, 2005, the Company had outstanding 2,216,666 warrants to purchase common stock, which were issued to financial advisors and investors during 2004 and 2005. An aggregate of 775,000 warrants have an exercise price of $2.00 per share. Warrants for 200,000 shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the remaining 575,000 warrants expire five years from the date of issuance. An aggregate of 1,241,666 warrants have an exercise price of $1.50 per share and expire five years from date of issuance and an additional 200,000 warrants have an exercise price of $1.75 per share and expire five years from date of issuance.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK OPTIONS

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock or stock bonuses (“Awards”), to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the Plan. A total of 1,500,000 shares of common stock have been authorized and reserved for issuance under the Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the Awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the Plan. During the twelve-month period ended December 31, 2005, 392,232 options which had been granted in 2004 under the 2004 Stock Option Plan (the “2004 Plan”) were converted into the same number of options of the Plan with the same exercise price and exercise ability restrictions as those options had under the 2004 Plan. In addition, 1,038,000 additional options were granted at exercise prices of $1.47 - $2.75, and 187,500 options were forfeited, leaving a balance outstanding of 1,242,732, at December 31, 2005.

The Company applies APB 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for those options because the quoted or estimated market price of the stock at grant date exceeds the amount of the exercise price. Had compensation cost been determined based on the fair value of the options consistent with SFAS No. 123, the Company believes the effect on consolidated income would have been insignificant, but has not estimated the amount as of December 31, 2005.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

For the years ended December 31, 2005, 2004 and 2003, the Company incurred related party lease expense of $132,100, $101,200 and $412,400, respectively, for a long-term operating lease of real property and month-to-month operating leases of equipment paid to the Company’s principal shareholders.

The Company rents planes from a company owned 100% by the Company’s principal shareholder and another company owned 50% by the Company’s principal shareholder. Rental payments to these companies were $82,000, $207,000 and $163,000 for the years ended December 31, 2005, 2004 and 2003 respectively. At December 31, 2005, the Company has a prepaid credit of $26,000 to be used against future expenses with these companies resulting from the Company paying certain repair and maintenance expenses on planes during 2004. This credit is reflected as a receivable from related parties in the December 31, 2005 financial statements.

Beginning in 2004, the Company began purchasing electricity from a company owned 15% by the Company’s principal shareholder. Electricity payments to this company were $70,000 and $160,800 for the years ended December 31, 2005 and 2004, respectively.

During 2004, the Company acquired shares of stock from its principal shareholder and granted these shares to its former President under the terms of a restricted stock agreement. These transactions are more fully described in Note 11.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - MAJOR SUPPLIER

For the years ended December 31, 2005, 2004 and 2003, one major supplier furnished approximately $80,467,000 (37%), $59,025,000 (47%) and $34,926,000 (36%) of the Company’s fuel. Management believes that, in the unlikely event that it lost any of its major suppliers, additional suppliers could be obtained without significant disruption to its normal operations.

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
(In thousands except share data)
Year Ended December 31, 2005
Sales and other revenues	$56,565	$63,467	$80,728	$82,828	$283,588
Cost of sales	$49,490	$56,235	$71,961	$73,323	$251,009
Gross profit	$7,075	$7,232	$8,767	$9,505	$32,579
Expenses	$6,176	$6,341	$7,269	$7,937	$27,723
Operating income	$899	$891	$1,498	$1,568	$4,856
Income before income taxes	$259	$149	$606	$475	$1,489
Net income	$155	$71	$368	$285	$879

Net income per common share - basic	$0.01	$0.01	$0.03	$0.02	$0.07
Net income per common share - diluted	$0.01	$0.01	$0.03	$0.02	$0.07

Weighted average common shares
outstanding:
Basic	11,255	11,366	12,088	12,279	11,751
Diluted	11,389	11,405	12,345	12,330	11,946

NOTE 17 - SUBSEQUENT EVENTS

Pending Queen Oil Acquisition

On February 1, 2006, the Company’s wholly-owned subsidiary, Eddins-Walcher Company, a Texas corporation, entered into an Asset Purchase Agreement (“APA”) with Queen Oil and Gas Company (“Queen Oil”), a New Mexico corporation and its stockholders, to acquire substantially all of the assets used in Queen Oil gasoline, diesel, propane and lubricant business.

As consideration for the acquisition, the Company will: (a) pay an aggregate of approximately $6,000,000 in cash, plus the actual cost of certain assets that Queen Oil has purchased, or may purchase with our approval prior to the closing; (b) pay an agreed upon price for their inventory; (c) pay the amount of the accounts receivable we actually collect within 120 days after the closing; and (d) assume certain obligations of Queen Oil accruing on or after the closing date under certain assigned contracts. The Company will pay fifty percent (50%) of the agreed upon value of the inventory and fifty percent (50%) of the outstanding accounts receivable amount within two days of the closing date. The Company will pay the remaining amount of the cost of the inventory and additional accounts receivable amounts collected 120 days after the closing. The Company delivered a $100,000 earnest money deposit to Queen Oil at the execution of the APA which will be credited against the cash portion of the purchase price at the closing. The acquisition is subject to customary representations, warranties, and covenants as contained in the APA.

On March 10, 2006 the Company entered into an addendum whereby an additional $900,000 was deposited, and the closing was extended to March 31, 2006, subject to certain further extension, as defined.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Sale of Common Stock

On March 9, 2006, we sold a total of 666,666 shares of our common stock in a private placement of our securities to two institutional investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of common stock for $1.50 per share, resulting in gross proceeds of $999,999. We expect our net proceeds from the sale to be approximately $929,999 after payment of a commission of approximately $70,000 to our placement agent.

On March 29, 2006, we sold a total of 666,667 shares of our common stock in a private placement of our securities to one institutional investor in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of common stock for $1.50 per share, resulting in gross proceeds of $1,000,000. We expect our net proceeds from the sale to be approximately $930,000 after payment of a commission of approximately $70,000 to our placement agent.

NOTE 18 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SFAS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows. In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provide guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports. Public companies will be required to implement SFAS 123(R) in the next fiscal year which begins after December 15, 2005. Since it is our current intention to use stock-based compensation in the future as a component of employee compensation, and we have previously followed the intrinsic method, the implementation of this pronouncement will reduce our future earnings or increase our future losses. The amount of such reductions have not been estimated as of December 31, 2005.

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

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to beginning retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by any accounting pronouncement that does not include specific transition provisions. Under SFAS No. 54, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods. A change in accounting estimate that is effected by a change in accounting principle (e.g., a change in the method of depreciation) will be accounted for as a change in estimate. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. SFAS No. 154 also carries forward the provisions of SFAS No. 3, which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Management does not believe these new standards will have a material impact on its consolidated financial statements.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information.

None

PART III

Item 10 Directors and Executive Officers of the Registrant.

Incorporated by reference from United Fuel’s Proxy Statement for its 2006 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2005.

Item 11 Executive Compensation.

Incorporated by reference from United Fuel’s Proxy Statement for its 2006 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2005.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from United Fuel’s Proxy Statement for its 2006 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2005.

Item 13 Certain Relationships and Related Transactions.

Incorporated by reference from United Fuel’s Proxy Statement for its 2006 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2005.

Item 14 Principal Accounting Fees and Services.

Incorporated by reference from United Fuel’s Proxy Statement for its 2006 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2005.

PART IV

Item 15 Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report
(1) Index to Consolidated Financial Statements

Page in
Form 10-K
Report of Independent, Registered Public Accounting Firm	28
Consolidated Balance Sheets at December 31, 2005 and 2004	29
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	30
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	31
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	32
Notes to Consolidated Financial Statements	34
(2) Index to Consolidated financial Statement Schedules
All Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits
See Index to Exhibits on pages 49 to 51.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	United Fuel & Energy Corporation By: /s/ Charles McArthur
Charles McArthur, President and CEO

Date: March 31, 2006	By: /s/ Bobby W. Page
Bobby W. Page, Vice President & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 31, 2006	By: /s/ Thomas E. Kelly
Thomas E. Kelly, Chairman of the Board

Date: March 31, 2006	By: /s/ Charles McArthur
Charles McArthur, Director

 EXHIBIT INDEX

TO

ANNUAL REPORT ON FORM 10-K OF

UNITED FUEL & ENERGY CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit	Description

2.1
Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005).

2.2	Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (Incorporated by reference from our Form 8-K filed on March 8, 2005).

2.3
Asset Purchase Agreement, dated February 1, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (for the purpose of agreeing to execute an unconditional guaranty) (Incorporated by reference from our Current Form 8-K filed on February 3, 2006).

2.4
Addendum to the Asset Purchase Agreement, dated March 10, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005*

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005*

3.7	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.4
Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company's common stock (as defined therein) (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.5
Form of Registration Rights Agreement dated March 9, 2006 by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s common stock (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

4.6	Form of Warrants issued to Financial Advisors.*

10.1	2005 Equity Incentive Plan (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.2
Amended and Restated Financing Agreement dated April 8, 2005, among The CIT Group/Business Credit, Inc. (as Agent), SunTrust Bank (as Documentation Agent), and Eddins-Walcher Company and Three D Oil Co. of Kilgore, Inc. (as Borrowers) (Incorporated by reference from our Form 10-Q/A filed on May 18, 2005).

10.3	Promissory Note dated October 28, 2004 between Eddins-Walcher Company as Maker and Sterling Bank as Payee (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.4
Amended and Restated Loan Agreement dated October 10, 2003, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.5
First Amendment to Loan Agreement and Consent dated July 14, 2004, among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.6
Second Amendment to Amended and Restated Loan Agreement and Consent dated August 6, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.7
Third Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.8	Employment Contract dated July 26, 2004 between the Company and Scott Heller (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.9	Employment Contract dated May 1, 2004 between the Company and Bobby W. Page (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.10	Letter of Agreement between Shell Oil Products and the Company dba Eddins-Walcher Company dated July 15, 2002 (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.11
Form of Securities Purchase Agreement dated June 2005 by and between the Registrant and the Purchasers identified on the signature page thereto (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

10.12	Executive Employment Agreement of Chuck McArthur (Incorporated by reference from our Current Form 8-K filed on September 9, 2005). [Talk about option grant agreement filing in September 2005]

10.13
July 31, 2005 Amendment to Amended and Restated Financing Agreement, by and among The CIT Group/Business Credit, Inc. and SunTrust Bank and Eddins-Walcher Co. and Three D Oil (Incorporated by reference from our Form 10-Q filed on November 14, 2005).

10.14
Second Amended and Restated Limited Guaranty dated November 11, 2005, by and among Eddins-Walcher Co., Three D Oil, the CIT Group/Business Credit, as administrative agent and collateral agent for the Lenders (as defined therein) and Thomas E. Kelly as Guarantor (Incorporated by reference from our Form 10-Q filed on November 14, 2005)

10.15	Form of Incentive Stock Option Agreement (Incorporated by reference from our Current Form 8-K filed on September 22, 2005).

10.16	Form of Non-Statutory Stock Option Agreement (Incorporated by reference from our Current Form 8-K filed on September 22, 2005).

10.17	November 30, 2005 Amendment to Amended and Restated Financing Agreement, by and among The CIT Group/Business Credit, Inc. and SunTrust Bank and Eddins-Walcher Co. and Three D Oil.*

10.18
Fourth Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and Citibank Texas, N.A., formerly known as, First American Bank, SSB as Lender.*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

________________________
* filed herein