Form 10-Q
period 2006-03-31
UNITED FUEL & ENERGY CORP
filed 2006-05-12
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

COMMISSION FILE NUMBER 333-68008

UNITED FUEL & ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-2037688
State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation orOrganization)

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

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of April 28, 2006: 13,656,202.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended March 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,		December 31,
ASSETS	2006		2005
CURRENT ASSETS	(Unaudited	)
Cash and cash equivalents (note B)	$2,705		$673
Accounts receivable, net of allowance for doubtful accounts of $1,253 and
$1,101, at March 31, 2006 and December 31, 2005, respectively	43,481		43,290
Other receivables	525		386
Income tax refund receivable	236		-
Inventories, net of allowance for slow moving inventory of $235	8,393		9,345
Prepaid expense	738		1,237
Deferred taxes	496		474
Total current assets	56,574		55,405

PROPERTY, PLANT AND EQUIPMENT, net	14,945		14,338

OTHER ASSETS
Cash value of life insurance	2,702		2,675
Goodwill (note F)	1,976		1,942
Debt issuance costs	867		986
Related party receivables	23		26
Other	6,330		183
Total other assets	11,898		5,812
	$83,417		$75,555

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,536		$16,473
Accrued and other current liabilities	1,641		1,467
Accrued income taxes	-		449
Current maturities of long-term debt (note C)	1,697		1,713
Total current liabilities	19,874		20,102

OTHER LIABILITIES
Long-term debt, less current maturities (note C)	47,291		47,351
Asset retirement obligations (note D)	129		127
Deferred income taxes	1,225		1,135
Total liabilities	68,519		68,715

COMMITMENTS AND CONTINGENCIES (note E)

STOCKHOLDERS' EQUITY (notes A, G, H and I)
Preferred stock- par value $0.001; 5,000,000 shares authorized, 6,750 issued and outstanding at March 31, 2006; 5,000,000 shares authorized, no shares
issued or outstanding at December 31, 2005	-		-
Common stock - $0.001 par value, 55,000,000 shares authorized, 13,656,202 issued and outstanding at March 31, 2006; 55,000,000 shares authorized,
12,287,869 issued and outstanding at December 31, 2005	14		12
Paid-in capital	11,753		3,796
Retained earnings	3,131		3,032
Total stockholders' equity	14,898		6,840

	$83,417		$75,555

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues
Sales	$74,711	$55,838
Other	806	727
Total revenues	75,517	56,565
Cost of Sales	66,885	49,490
Gross Profit	8,632	7,075
Expenses
Operating	3,513	3,047
General and administrative	3,522	2,824
Depreciation	340	305
Total expenses	7,375	6,176
Operating Income	1,257	899
Other Income (Expense)
Interest expense	(1,009)	(582)
Amortization of debt issue costs and other	(118)	(99)
Other income (expense), net	43	41
Total other expense	(1,084)	(640)
Income Before Income Taxes	173	259
Income Tax Expense	74	104
Net Income	$99	$155
Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	12,548	11,255
Diluted	12,834	11,389

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended
March 31,	March 31,
2006	2005
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income	$99	$155
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation	340	298
Amortization of debt issuance costs and other	118	52
Stock based compensation expense, net of tax	42	-
Issuance of non-cash stock award	-	97
Deferred income taxes	90	26
Other	(54)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(191)	(4,403)
Other receivables	(139)	60
Income tax receivable	(236)	-
Inventories	952	(770)
Prepaid expenses	499	229
Other assets	179	(304)
Related party receivables	3	6
Increase (decrease) in:
Accounts payable	63	1,878
Accrued income taxes	(449)	(22)
Accrued expenses and other current liabilities	174	234
Net cash provided by (used in) operating activities	1,490	(2,464)

Cash flows from investing activities:
Increase in cash surrender value	(27)	(27)
Clark Acquisition costs	(34)	-
Queen Acquisition escrow,net	(6,331)	-
Capital expenditures	(368)	(328)
Net cash used in investing activities	(6,760)	(355)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit facility, net	(250)	3,136
Repayment of long term debt	(343)	(245)
Repayments of capital lease obligations	-	(38)
Debt issuance costs	-	(20)
Proceeds from issuance of capital stock, net of issuance costs	7,895	-
Net cash provided by financing activites	7,302	2,833

Net increase in cash and cash equivalents	2,032	14

Cash and cash equivalents at beginning of year	673	809

Cash and cash equivalents at end of period	$2,705	$823

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
Cash paid during period for:	2006	2005
Interest	$1,007	$559
Income taxes	$690	$100

Non-cash investing and financing activities:

We acquired property, plant and equipment through debt financing in the amount of $571,000 for the three months ended March 31, 2006.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE A - BASIS OF PRESENTATION

United Fuel & Energy Corporation was incorporated in Nevada on April 5, 2000. Through our wholly owned subsidiaries Eddins-Walcher Company and Three D Oil of Kilgore, Inc., we distribute and sell refined petroleum products which include gasoline, diesel, oils, propane, greases, and other lubricants. Our products are sold, including credit sales, through bulk plants and unattended self-serve stations located in West Texas, East Texas, Southeastern New Mexico and Southern Oklahoma. All significant intercompany balances and transactions have been eliminated.

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

In addition, and in connection with the merger, we issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel - Texas held a controlling interest in our company immediately after consummation of the merger, holding approximately 88.7% of our capital stock. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.

The financial information included herein, except the balance sheet as of December 31, 2005, is unaudited. Our consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements filed in our Form 10-K filed with the Securities and Exchange Commission. The interim financial statement information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements as of December 31, 2005.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE B - CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subjects us to concentrations of credit risk. The risk is limited due to the large number of customers comprising our customer base (consisting of approximately seven thousand customers) and their dispersion across agricultural, oilfield, and general commercial industries.

We maintain our cash balances at several financial institutions located in New Mexico, Texas, and Oklahoma, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk from exceeding the federally insured limits in these accounts.

NOTE C - DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Revolving line of credit	$38,700	$38,950
Term loan payable to a bank, due November 1, 2009	4,442	4,638
Term loan payable to a bank, due October 3, 2010	1,175	1,219
Term loan payable to a bank, due October 10, 2009	1,334	1,338
Note payable to a supplier, due December 2008	589	643
Notes payable to shareholders of Clark Oil	872	915
Other notes payable	1,876	1,361
	48,988	49,064
Less current maturities	1,697	1,713
	$47,291	$47,351

Our revolving line of credit provides for borrowing of the lesser of $55,000,000 or a borrowing base, which establishes a borrowing limit based on our accounts receivable, inventory, rolling stock and certain other assets at varying established advance rates, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (8.17% at March 31, 2006). The revolving line of credit matures on September 30, 2007, and was amended in March 2006, effective as of November 30, 2005 to (i) amend a financial covenant to be more favorable to us, and (ii) to increase the interest rate on $3,000,000 of the revolving line of credit to prime plus 3.0%.

The term loan due November 1, 2009, is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, (9.25% at March 31, 2006). The term loan is secured by a first lien on certain assets of our subsidiary Eddins-Walcher Company, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of our principal stockholder.

The term loan due October 3, 2010 is payable in monthly principal and interest payments of $14,690. The interest rate is prime plus 1.5% (9.25% at March 31, 2006). The debt is secured by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition.

The term loan due October 10, 2009 is payable in monthly principal and interest payments of $14,657 with the balance due at maturity. The interest rate is prime plus 1%, adjustable annually on October 10 (7.75% at March 31, 2006). The debt is secured by property, plant and equipment of our subsidiary Three D Oil of Kilgore, Inc. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to us.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE C - DEBT (CONTINUED)

The note payable to a supplier, due December 2008, unsecured, was originally due December 2001, but effective January 1, 2002, was converted to a Business Development Fund Agreement (Fund). As part of the agreement, the Fund was increased to $1,500,000 and is retired in annual amounts of $214,000 through December 2008 subject to provisions of the Fund. The annual retirement is achieved by our meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the Fund.

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition mature June 27, 2010 and are payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The annual interest rate is 8.0%.

Other notes payable are comprised primarily of notes to a bank for the purchase of vehicles and equipment. The notes have maturity dates of five years, bear interest at prime plus 1.5%, are payable in monthly principal and interest payments which aggregate approximately $35,000, and are secured by the vehicles, equipment and buildings purchased.

Aggregate maturities of long-term debt, for the years subsequent to March 31, 2006, are as follows (thousands):

2006	$1,697
2007	40,400
2008	1,715
2009	1,454
2010	3,600
Thereafter	122
Total long-term debt	$48,988

NOTE D - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the three month period ended March 31, 2005 and 2006 is as follows (in thousands):

Asset retirement obligation at December 31, 2004	$119
Additions related to new properties	-
Deletions related to property disposals	-
Accretion expense	2
Asset retirement obligation at March 31, 2005	$121

Asset retirement obligation at December 31, 2005	$127
Additions related to new properties	-
Deletions related to property disposals	-
Accretion expense	2
Asset retirement obligation at March 31, 2006	$129

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating our business. At March 31, 2006, we were involved with several remediation efforts. Management believes the uncertain outcomes of cleanup efforts are adequately addressed through the combination of State cleanup funds in which we participate and environmental liability insurance we carry.

On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, Al Tamasebi, alleges, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing and is seeking $300,000. The consulting agreement was entered into prior to our merger with United Fuel - Texas and our entry into the fuel and lubricant distribution business.

We believe the claim is without merit and intend to vigorously defend ourselves against the claim. Due to the uncertainty of such a claim and its early stage, we are unable to express an opinion as to the probable or likely outcome of such an arbitration proceeding or whether we are even bound to follow this arbitration procedure.

NOTE F - CLARK OIL COMPANY ACQUISITION

Effective June 30, 2005, we acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. Our acquired assets of $5,683,000 consisted of accounts receivable of $1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,158,000.

The assets were acquired for (i) $1,200,000 cash, (ii) debt financing of $1,000,000, in the form of two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments continuing until June 27, 2010, and (iii) payables to the Clark Oil shareholders in the amounts of $1,323,000 for the accounts receivable and, $760,000 for the inventory, leaving a balance of $1,400,000 which was to be paid after we secured additional bank financing.

Upon attaining such financing in November 2005, we paid the shareholders of Clark Oil $1,400,000 and paid the accounts receivable and inventory payables as per the terms of the purchase agreement.

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred  additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the three months ended March 31, 2006. All of the transaction expenses have been allocated to goodwill.

The promissory notes issued to the Clark Oil stockholders have been secured by a mortgage security agreement and collateral assignment, except that the stockholders have agreed to subordinate their security interests to loans from our bank lenders. Our obligations under the promissory notes are guaranteed by two of our stockholders.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE G - EQUITY TRANSACTIONS

Common Stock - On March 9, 2006, we sold a total of 666,666 shares of our common stock in a private placement of our securities to two institutional investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of common stock for $1.50 per share, resulting in gross proceeds of $999,999. Our net proceeds from the sale was approximately $929,999 after payment of a commission of approximately $70,000 to our placement agent

Common Stock - On March 29, 2006, we sold a total of 666,667 shares of our common stock in a private placement of our securities to one institutional investor in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of common stock for $1.50 per share, resulting in gross proceeds of $1,000,000. Our net proceeds from the sale was approximately $930,000 after payment of a commission of approximately $70,000 to our placement agent.

Preferred Stock - On March 31, 2006, we sold a total of 6,750 shares of our Series A 8% Convertible Preferred Stock , which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special voting rights. The Series A Preferred Stock was sold in a private placement to 14 investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,750,000. Our net proceeds from the sale were $6,177,500 after payment of a commission and fees of approximately $572,500.

We also issued a warrant for the purchase of 291,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $15,200 in expenses at the closing of the sale of Series A Preferred Stock.

Restricted Stock Agreement - In July 2004 we entered into a Restricted Stock Agreement with our former President whereby he was issued 865,000 shares of common stock, representing 10% of our outstanding common stock at the time of issuance. The shares vested 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005. The value of the 25% January 2005 vesting of this non-cash stock award ($97,000) has been included in general and administrative expense in the three months ended March 31, 2005.

NOTE H - STOCK WARRANTS

As of March 31, 2006, we had outstanding warrants to purchase 2,508,333 shares of our common stock. In August and September of 2004, we issued warrants to financial advisors for the purchase of an aggregate of 550,000 shares of our common stock with an exercise price of $2.00 per share. Warrants for 200,000 of the shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the warrants for the remaining 350,000 shares expire five years from the date of issuance. In June of 2005, we issued warrants to purchase 833,333 shares of our common stock to investors, which have an exercise price of $1.50 per share and expire five years from date of issuance. In July of 2005, we issued warrants to purchase 200,000 shares of our common stock to a financial advisor, which have an exercise price of $2.00 per share, and warrants to purchase 233,333 shares of our common stock to a financial advisor, of which 208,333 have an exercise price of $1.50 per share and 25,000 with an exercise price of $2.00. All of the warrants issued in July of 2005 expire five years from date of issuance. On October 5, 2005, we issued a warrant for the purchase of 200,000 shares of common stock to an investor which has an exercise price of $1.50 per share and expires five years from date of issuance. On November 1, 2005, we issued a warrant for the purchase of 200,000 shares of common stock to a financial advisor which has an exercise price of $1.75 per share and expires five years from date of issuance. On March 29, 2006, we issued a warrant for the purchase of 291,667 shares of common stock to a financial advisor which has an exercise price of $1.65 per share and expires five years from date of issuance.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE I - STOCK OPTIONS

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option valuation model as adjusted for the unique characteristics of those instruments.

Compensation cost for the unvested portions of equity-classified awards granted prior to January 1, 2006, will be recognized in the results of operations over the remaining vesting periods.

Due to the prospective adoption of SFAS No. 123(R), results for prior periods have not been restated. We have stock-based compensation plans under which directors, officers and other eligible employees receive stock options.

Our stock option plan is described in our most recent Form 10-K and in other filings with the Securities and Exchange Commission. As of March 31, 2006, 1,500,000 shares of our common stock have been authorized for issuance under our equity compensation plan, and we had granted options for 1,102, 248 shares.

We determine fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted during 2005. There were no options granted during the three months ended March 31, 2006:

2005

Expected Stock Volatility	26.03%
Expected term from grant date (in years)(range)	5.0 to 6.5
Risk-free interest rate (range)	3.84 % to 4.37%
Expected Dividend yield	-

•
The expected stock volatility was determined based on historical actual volatility of three similar company’s common stock determined over a 5-year period. An increase in the weighted average volatility assumption will increase stock compensation expense.

•
The expected term of the awards was calculated as (a) the sum of the vesting period and the exercise period, divided by (b) two. This formula was used to establish the term of those options granted-at-the-money. An increase in the expected holding period will increase stock compensation expense.

United Fuel & Energy Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE I - STOCK OPTIONS (CONTINUED)

•
The risk free interest rate was based on U.S. Government treasury yield curve for periods equal to the expected life of the option on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

•	An increase in the dividend yield will decrease stock compensation expense.

Prior to January 1, 2006, we accounted for stock-based compensation expense to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The following table illustrates the effect on first-quarter 2005 net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R), as amended by SFAS No. 148 (in thousands, except per-share amounts):

Quarter Ended
March 31,
2005
(in thousands)
Net income:
As reported	$155
Stock-based compensation expense determined under
fair value based method for all awards, net of related
tax effects	(22)

Pro forma	$133

Net Income Per Share:
Basic, as reported	$0.01
Basic, pro forma	$0.01
Diluted, as reported	$0.01
Diluted, pro forma	$0.01

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE I - STOCK OPTIONS (CONTINUED)

Activity in our stock option plans for the first quarter of 2006 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	1,242,732	$2.31
Granted	-	-
Exercised	-	-
Forfeited	140,484	2.66

Outstanding at March 31, 2006	1,102,248	$2.27

As of March 31, 2006, there was approximately $631,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years.

The following table summarizes stock option information as of March 31, 2006:

		Weighted
	Options	Average	Options
	Outstanding	Remaining	Exercisable
Exercise	as of	Contractual Life	as of
Price	3/31/2006	(In Years)	3/31/2006
$1.47	440,828	9.5	110,207
$1.69	59,172	9.5	14,793
$2.00	92,000	8.6	54,500
$2.05	20,000	9.0	10,000
$2.75	300,000	8.8	100,000
$3.00	56,950	8.3	29,858
$4.00	133,298	8.3	52,319
	1,102,248	8.9	371,677

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE J - INCOME TAXES

The effective tax rate for continuing operations for the first quarter of 2006 was 43%, as compared to 40% for the first quarter of 2005.

NOTE K- SUBSEQUENT EVENTS

Effective April 1, 2006 our wholly-owned subsidiary, Eddins-Walcher Company, a Texas corporation, completed the acquisition of substantially all of the assets used in Queen Oil and Gas Company’s gasoline, diesel, propane and lubricant business, pursuant to the terms of the Asset Purchase Agreement we entered into with Queen and its stockholders on February 1, 2006, as amended by Addendums on March 10, 2006 and March 31, 2006.

As consideration for the acquisition of the assets, we paid approximately $6,225,000 in cash. We were obligated to pay fifty percent (50%) of the estimated outstanding accounts receivable and fifty percent (50%) of the agreed upon value of the inventory by April 4, 2006, which amounted to $2,500,000 in the aggregate ($2,000,000 for 50% of the estimated outstanding accounts receivable and $500,000 for 50% of the value of the inventory).

One hundred and twenty (120) days after the closing, we are obligated to pay any additional amount to Queen equal to the total of (A) the amount of accounts receivable outstanding at the closing date that are actually collected, less the $2,000,000 paid on April 4, and (B) the value of the inventory, less the $500,000 paid on April 4.

At the closing of the Queen acquisition, we had accrued $106,000 in transaction expenses.

In April 2006, we sold a total of 6,050 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special certain voting rights. The Series A Preferred Stock was sold in a private placement. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,050,000. Our net proceeds from the sale were $5,626,500 after payment of a commission and fees of approximately $423,500.

We also issued a warrant for the purchase of 201,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $2,400 in expenses at the closing of the sale of Series A Preferred Stock.

NOTE L - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Implemetation did not result in any material effect at March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement indicates that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary exchanges occurring in periods beginning after June 15, 2005. Implemetation did not result in any material effect at March 31, 2006.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2006
(Unaudited)

NOTE L - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SFAS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows. In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provide guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports. Public companies will be required to implement SFAS 123(R) in the next fiscal year which begins after December 15, 2005. We have adopted the standard beginning January 1, 2006.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS Statement No. 143 “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that its financial position, results of operations or cash flows will be impacted by FIN 47.

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
March 31, 2006
(Unaudited)

NOTE L - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Forward-Looking Statements
The statements in this discussion that are not historical facts are “forward-looking statements” within the meaning of Section 21(E) of the Exchange Act of 1934, as amended. The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue”, the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, levels of oil and gas drilling and general industrial activity in our area of operations, the price of our products, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. With respect to forward-looking statements in this discussion, we claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

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

In addition, and in connection with the merger, we issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel - Texas held a controlling interest in our company immediately after consummation of the merger, holding approximately 88.7% of our capital stock. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales and Other Revenues. Revenues increased by $18,952,000, or 33.5%, during the three months ended March 31, 2006, compared to the corresponding period in 2005. This increase was driven primarily by price increases. Selling prices for refined fuels increased approximately 26.8%, which accounted for approximately $14,980,000, due principally to increases in crude oil prices. Sales volumes increased approximately 5.5% which is primarily attributable to higher demand for diesel fuel in our market area and, to a lesser extent, the inclusion of three months of operations from the Clark Oil acquisition.

Cost of sales and gross profit. Cost of sales increased by $17,395,000, or 35.1%, during the three months ended March 31, 2006, as compared to the corresponding period in 2005, due primarily to continued increases in crude oil prices and, to a lesser extent, increased volumes, which includes three months of operations from the Clark Oil acquisition. Gross profit increased by $1,557,000, or 22.0%, to $8,632,000 in 2006 from $7,075,000 in 2005. Our gross profit as a percentage of sales decreased to 11.4% in 2006 from 12.5% in 2005. The decrease in this percentage reflects the impact of our following the general industry practice of pricing refined product sales based on a cents per gallon markup rather than a percentage markup on a company’s cost of product. Gross profit per gallon increased 16.9% over 2005.

Operating expenses. Operating expenses increased by $466,000 or 15.3%, during the three months ended March 31, 2006, from the same period in 2005. The increase was a result of expenses related to employee costs and benefits by $326,000, primarily due to the additional staff from the Clark Oil acquisition, an increase in trucking costs of $149,000, offset somewhat by decreases in other operating costs. Operating expenses per gallon sold increased to $0.104 for the three months ended March 31, 2006 from $0.095 for the corresponding period in 2005. As a percentage of sales, operating expenses declined to 4.7% from 5.4% which is caused by the increase in selling prices per gallon in 2006.

General and administrative expenses. General and administrative expenses increased $698,000, or 24.7% during the three months ended March 31, 2006 from the same period in 2005. Personnel costs associated with staff increases and related increases in health and other benefits amounted to an increase of approximately $231,000, which included $64,000 of compensation cost attributable to SFAS 123(R). We also recognized a $97,000 expense relating to a non-cash stock award to our former President during the three months ended March 31, 2005 under the terms of a Restricted Stock Agreement. Professional fees increased $108,000 for the three months ended March 31, 2006 over the same period in 2005. We also incurred an increase of $208,000 of additional credit card and network transaction fees in 2006 compared to 2005, which was related to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in various other general and administrative expenses contributed to the remaining increase.

Interest. Interest expense was $1,009,000 and $582,000 for the three months ended 2006 and 2005, respectively. The average amounts of applicable interest bearing debt during the three months ended March 31, 2006 and 2005 were $48,349,000 and $38,951,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark acquisition and capital expenditures financed. Our effective annualized interest rate was 8.3% for the three months ended March 31, 2006 as compared to 6.0% for the three months ended March 31, 2005.

Net Income. As a result of a combination of the factors described above, our net income decreased by $56,000 to $99,000 for the three months ended March 31, 2006 from $155,000 for the corresponding period in 2005.

Liquidity and Capital Resources

General
The cost of our products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in us not being able to pass these costs through to its customers on a timely basis and could have a negative impact on its margins of profit. Most of our debt is subject to interest at floating rates and as a result increases in interest rates will have a negative effect on its costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on our operating, investing and financing cash flows.

Net Cash Used In Operating Activities
Net cash provided by operating activities amounted to $1.5 million for the three months ended March 31, 2006, as compared to net cash used for operating activities of $2.5 million in 2005, resulting in an increase in cash provided of $4.0 million. Net income for the three months ended March 31, 2006 was $99,000, a decrease of $56,000 from net income of $155,000 for the same period in 2005. The non-cash items of depreciation and amortization, deferred income taxes and other increased by $117,000 for the three months ended March 31, 2006 from the three months ended March 31, 2005. Also for the three months ended March 31, 2005 we recognized $97,000 relating to a non-cash stock award to our former President under the terms of a Restricted Stock Agreement. Effective January 1, 2006, we adopted SFAS No. 123(R) and compensation cost that has been charged against income was $42,000, net of tax for the three months ended March 31, 2006. Changes in operating assets and liabilities increased cash flows by $856,000 for the three months ended March 31, 2006, as compared to a reduction of $3.1 million for the same period in 2005. Increases in accounts receivable and accounts payable, and a decrease in inventories were the primary causes of the cash provided for 2006 as compared to 2005. For 2006, accounts receivable increased $191,000, accounts payable increased $63,000 and inventories decreased $952,000, as compared to 2005, when accounts receivable increased $4.4 million, accounts payable increased $1.9 million and inventories increased $770,000.

Net Cash Used in Investing Activities
Net cash used for investing activities was $6.8 million for the three months ended March 31, 2006 and $355,000 for the same period in 2005, a net change of $6.4 million. Cash expenditures for property, plant and equipment for 2006 totaled $368,000 as compared to $328,000 for 2005. The primary use of cash was $6.3 million for the acquisition of the Queen Oil assets.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $7.3 million for the three months ended March 31, 2006, as compared to $2.8 million for 2005, an increase of $4.5 million. In 2006, we decreased net borrowing by $250,000 under our revolving credit facility and repaid $343,000 of our term notes payable. Additionally, we received proceeds of $7.9 million, net of issuance costs, for the issuance of common and preferred stock. For the three months ended March 31, 2005, we increased net borrowings by $3.1 million under our revolving credit facility and repaid $245,000 of our term notes payable.

Capital Resources
We currently have four credit facilities: a revolving line of credit, and three term loans, including (i) a term loan, due November 1, 2009, with a balance at March 31, 2006 of approximately $ 4,442,000, (ii) a term loan, due October 10, 2009, with a balance of approximately $ 1,334,000, and, (iii) a term loan originated in November 2005 which has a balance of approximately $1,175,000.

Our revolving line of credit provides for borrowing of the lesser of $55,000,000 or a borrowing base, which establishes a borrowing limit based on our accounts receivable, inventory, rolling stock and certain other assets at varying established advance rates. The revolving line of credit is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (8.17% at March 31, 2006). The revolving line of credit matures on September 30, 2007, and was amended in March 2006, effective as of November 30, 2005, (i) amend a financial covenant to be more favorable to us, and (ii) to increase the interest rate on $3,000,000 of the revolving line of credit to prime plus 3.0%. As of March 31, 2006, $38,700,000 was borrowed under the revolving line of credit.

The term loan due November 1, 2009 has a principal balance of $4,442,000. The interest rate of the term loan is prime (as defined) plus 1.5% (9.25% at March 31, 2006), and is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The term loan is secured by a first lien on certain assets of Eddins - Walcher Company, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of our principal stockholder. The term loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements.

The term loan due October 10, 2009 has a principal balance of $1,334,000. The interest rate for the term loan is prime plus 1% adjustable annually on October 10 (7.75% at March 31, 2006). Principal and interest in the amount of $14,657 is payable monthly with the balance due at maturity. The term loan is secured by property, plant and equipment of our subsidiary Three D Oil of Kilgore, Inc. and contains certain financial covenants. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to us.

The term loan due October 3, 2010 has a principal balance of $1,175,000. The term loan is payable in monthly principal and interest payments of $14,690 and the interest rate is prime plus 1.5% (9.25% at March 31, 2006). The debt is secured by first lien on the property, plant and equipment acquired through the Clark Oil acquisition.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Effective June 30, 2005, we acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. Our acquired assets of $5,683,000 consisted of accounts receivable of $1,323,000, inventories of $760,000, property, plant and equipment of $2,442,000, and goodwill of $1,158,000.

The assets were acquired for (i) $1,200,000 cash and (ii) debt financing of $1,000,000, in the form of two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments continuing until June 27, 2010 and (iii) payables to the Clark Oil shareholders in the amounts of $1,323,000 for the accounts receivable and, $760,000 for the inventory, leaving a balance of $1,400,000 which was to be paid after we secured additional bank financing.

Upon attaining such financing in November 2005, we paid the shareholders of Clark Oil $1,400,000 and paid the accounts receivable payable and inventory payable as per the terms of the purchase agreement.

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the three months ended March 31, 2006. All of the transaction expenses have been allocated to goodwill.

The promissory notes issued to the Clark Oil stockholders have been secured by a mortgage security agreement and collateral assignment, except that the stockholders have agreed to subordinate their security interests to loans from our bank lenders. Our obligations under the promissory notes are guaranteed by two of our stockholders.

Common Stock - On March 9, 2006, we sold a total of 666,666 shares of our common stock in a private placement of our securities to two institutional investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of common stock for $1.50 per share, resulting in gross proceeds of $999,999. Our net proceeds from the sale was approximately $929,999 after payment of a commission of approximately $70,000 to our placement agent.

Common Stock - On March 29, 2006, we sold a total of 666,667 shares of our common stock in a private placement of our securities to one institutional investor in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of common stock for $1.50 per share, resulting in gross proceeds of $1,000,000. Our net proceeds from the sale was approximately $930,000 after payment of a commission of approximately $70,000 to our placement agent.

Preferred Stock - On March 31, 2006, we sold a total of 6,750 shares of our Series A 8% Convertible Preferred Stock , which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special voting rights. The Series A Preferred Stock was sold in a private placement to 14 investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,750,000. Our net proceeds from the sale were $6,177,500 after payment of a commission and fees of approximately $572,500.

We also issued a warrant for the purchase of 291,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $15,200 in expenses at the closing of the sale of Series A Preferred Stock.

We are in discussions with potential targets from time to time, but have not entered into any definitive agreement concerning any acquisitions at this time. We can make no assurances that we will be able to consummate these or any other acquisitions.

Capital Expenditures
During the three months ended March 31, 2006, we had capital expenditures of approximately $939,000 which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Implemetation did not result in any material effect at March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement indicates that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary exchanges occurring in periods beginning after June 15, 2005. Implemetation did not result in any material effect at March 31, 2006.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” an amendment to SFAS No. 123 which supersedes SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB 25. SFAS No. 123(R) also requires a public entity to present its cash flows provided by tax benefits from stock options exercised in the Financing Cash Flows section of the Statement of Cash Flows. In April 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance on SFAS No. 123 (R). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provide guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses additional disclosures to be made in registrants’ periodic reports. Public companies will be required to implement SFAS 123(R) in the next fiscal year which begins after December 15, 2005. We have adopted the standard effective beginning January 1, 2006.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in SFAS Statement No. 143 “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that our financial position, results of operations or cash flows will be impacted by FIN 47.

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

Interest Rate Risk

Our revolving line of credit and three term loans are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At March 31, 2006, we had approximately $47,318,000 of debt subject to floating rates of interest. An increase of 100 basis points from the March 31, 2006 rates would increase our interest expense by approximately $473,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following important factors have affected, and may in the future continue to affect our business results of operations and financial condition, and could cause our operating results to differ materially from those expressed in any forward-looking statements made by or on behalf of us elsewhere in this report.

We may be unable to successfully execute our acquisition strategy.

Our future growth strategy involves the acquisition of wholesale fuel, propane and/or lubricant distribution and resale companies or other related entities and businesses in existing and new markets. While we completed the acquisition of Clark Oil in 2005, and subsequently completed the acquisition of Queen Oil in April 2006. There can be no assurance that we will be able to locate or make subsequent acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into our business. Acquisitions involve risks that could adversely affect our operating results, including management commitment; integration of the operations and personnel of the acquired operations; write downs of acquired intangible assets; and possible loss of key employees and customers of the acquired operations.

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

We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our business or a decline in general economic conditions. We had approximately $49.0 million in secured and unsecured debt outstanding at March 31, 2006. We may continue to borrow funds to finance acquisitions, as well as for other purposes. Our debt obligations could increase substantially because of the debt levels of companies that we may acquire in the future.

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

Governmental regulation may adversely affect our business.

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

Our principal shareholder is Thomas Kelly, our Chairman, who beneficially owns 7,035,000 shares of our common stock, or approximately 31.7% of our voting stock at April 28, 2006 (including the voting rights of the Series A Preferred Stock). Therefore, Mr. Kelly has the ability to substantially influence the outcome of matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).
3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).
3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).
3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).
3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Form 10-K filed on April 3, 2006).
3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Form 10-K filed on April 3, 2006).
3.7	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).
4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).
4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).
4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).
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

4.6	Form of Warrants issued to Financial Advisors (Incorporated by reference from our Form 10-K filed on April 3, 2006).
10.1	Termination Agreement and Release by and between the Company, it’s Subsidiaries and Scott Heller, dated August 8, 2005.*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*
______________________
* filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

May 12, 2006	By:	/s/ Bobby W. Page

Bobby W. Page Vice President and Chief Financial Officer