Form 10-Q
period 2006-06-30
UNITED FUEL & ENERGY CORP
filed 2006-08-11
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

COMMISSION FILE NUMBER 333-68008

UNITED FUEL & ENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-2037688
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐                                           Accelerated filer ☐                                            Nonaccelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of August 2, 2006: 13,656,202.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended June 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (note B)	$6,673	$673
Accounts receivable, net of allowance for doubtful accounts of $1,408 and $1,101, at June 30, 2006 and December 31, 2005, respectively	51,895	43,290
Other receivables	454	386
Inventories, net of allowance for slow moving inventory of $250	10,512	9,345
Prepaid expense	1,312	1,237
Deferred taxes	584	474
Total current assets	71,430	55,405

PROPERTY, PLANT AND EQUIPMENT, net	21,068	14,338

OTHER ASSETS
Cash value of life insurance	2,739	2,675
Goodwill (note F)	2,018	1,942
Debt issuance costs	749	986
Related party receivables	23	26
Other	34	183
Total other assets	5,563	5,812
	$98,061	$75,555

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,985	$16,473
Accrued and other current liabilities	5,144	1,467
Accrued income taxes	100	449
Accrued dividend payable	226	-
Current maturities of long-term debt (note C)	1,697	1,713
Total current liabilities	26,152	20,102

OTHER LIABILITIES
Long-term debt, less current maturities (note C)	49,549	47,351
Asset retirement obligations (note D)	166	127
Deferred income taxes	1,295	1,135
Total liabilities	77,162	68,715

COMMITMENTS AND CONTINGENCIES (note E)

STOCKHOLDERS' EQUITY (notes A, G, H and I)
Preferred stock- par value $0.001; 5,000,000 shares authorized, 12,800 issued and outstanding at June 30, 2006; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2005	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized, 13,656,202 issued and outstanding at June 30, 2006; 55,000,000 shares authorized, 12,287,869 issued and outstanding at December 31, 2005	14	12
Paid-in capital	17,390	3,796
Retained earnings	3,495	3,032
Total stockholders' equity	20,899	6,840

	$98,061	$75,555

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues
Sales	$91,694	$62,568	$166,405	$118,406
Other	1,049	899	1,855	1,626
Total revenues	92,743	63,467	168,260	120,032

Cost of Sales	82,334	56,235	149,219	105,725
Gross Profit	10,409	7,232	19,041	14,307
Expenses
Operating	4,199	3,170	7,712	6,217
General and administrative	3,608	2,891	7,130	5,715
Depreciation, amortization and accretion	454	280	794	585
Total expenses	8,261	6,341	15,636	12,517

Operating Income	2,148	891	3,405	1,790

Other Income (Expense)
Interest expense	(1,147)	(712)	(2,156)	(1,294)
Amortization of debt issue costs	(119)	(103)	(237)	(202)
Other income (expense), net	44	71	87	112
Gain on disposal of assets	-	2	-	2
Total other expense	(1,222)	(742)	(2,306)	(1,382)
Income Before Income Taxes	926	149	1,099	408
Income Tax Expense	336	78	410	182
Net Income	$590	$71	$689	$226
Cumulative preferred stock dividend	$226	$-	$226	$-

Net Income applicable to common equity	$364	$71	$463	$226

Net income per common share:
Basic	$0.03	$0.01	$0.04	$0.02
Diluted	$0.03	$0.01	$0.04	$0.02
Weighted average common shares outstanding:
Basic	13,656	11,366	13,080	11,311
Diluted	21,391	11,405	17,142	11,414

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income	$689	$226
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation	794	571
Amortization of debt issuance costs and other	237	107
Gain on disposal of assets	-	(2)
Stock based compensation expense	128	-
Issuance of non-cash stock award	-	97
Deferred income taxes	50	53
Other	(82)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(4,387)	(6,408)
Other receivables	(68)	(101)
Inventories	56	(1,252)
Prepaid expenses	(75)	(153)
Other assets	117	117
Related party receivables	3	19
Increase (decrease) in:
Accounts payable	2,512	3,508
Accrued income taxes	(349)	28
Accrued expenses and other current liabilities	736	235
Net cash provided by (used in) operating activities	361	(2,955)
Cash flows from investing activities:
Increase in cash surrender value	(64)	(54)
Proceeds from sale of assets	-	18
Clark Acquisition costs, net	(34)	(1,527)
Queen Acquisition costs, net	(8,934)	-
Capital expenditures	(544)	(745)
Net cash used in investing activities	(9,576)	(2,308)
Cash flows from financing activities:
Proceeds of notes payable	29	-
Borrowings (payments) on revolving line of credit facility, net	2,426	4,922
Repayment of long term debt	(708)	(502)
Repayments of capital lease obligations	-	(54)
Debt issuance costs	-	(77)
Proceeds from issuance of capital stock, net of issuance costs	13,468	1,113
Net cash provided by financing activites	15,215	5,402
Net increase in cash and cash equivalents	6,000	139
Cash and cash equivalents at beginning of year	673	809
Cash and cash equivalents at end of period	$6,673	$948

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash paid during period for:
Interest	$2,116	$1,247
Income taxes	$690	$100

Non-cash investing and financing activities:

We acquired property, plant and equipment through debt financing in the amount of $571,000 for the six months ended June 30, 2006.

Effective April 1, 2006 we acquired substantially all of the assets used in Queen Oil and Gas Company’s gasoline, diesel, propane and lubricant business.

The assets acquired were in the amount of $11,666,000 and consisted of property, plant and equipment of $6,225,000, accounts receivable of $4,218,000 and inventory of $1,223,000. In addition, $209,000 of transaction costs have been incurred, of which $167,000 has been allocated to property, plant and equipment and $42,000 has been allocated to goodwill.

As consideration for the acquisition of the assets, we paid approximately $6,225,000 in cash. We were obligated to pay fifty percent (50%) of the estimated outstanding accounts receivable and fifty percent (50%) of the agreed upon value of the inventory by April 4, 2006, which amounted to $2,500,000 in the aggregate ($2,000,000 for 50% of the estimated outstanding accounts receivable and $500,000 for 50% of the estimated value of the inventory).

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

Effective June 30, 2005, we acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. The assets acquired were in the amount of $5,683,000 and consisted of property, plant and equipment of $2,442,000, accounts receivable of $1,323,000, inventories of $760,000 and goodwill of $1,158,000.

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

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the six months ended June 30, 2006. All of the transaction expenses have been allocated to goodwill.

The promissory notes issued to the Clark Oil stockholders have been secured by a mortgage security agreement and collateral assignment, except that the stockholders have agreed to subordinate their security interests to loans from our bank lenders. Our obligations under the promissory notes are guaranteed by two of our stockholders (See Note F).

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE B - CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subjects us to concentrations of credit risk. The risk is limited due to the large number of customers comprising our customer base (consisting of approximately nine thousand customers) and their dispersion across agricultural, oilfield, and general commercial industries.

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

NOTE C - DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Revolving line of credit	$41,376	$38,950
Term loan payable to a bank, due November 1, 2009	4,245	4,638
Term loan payable to a bank, due October 3, 2010	1,131	1,219
Term loan payable to a bank, due October 10, 2009	1,317	1,338
Note payable to a supplier, due December 2008	536	643
Notes payable to shareholders of Clark Oil	829	915
Other notes payable	1,812	1,361
	51,246	49,064
Less current maturities	1,697	1,713
	$49,549	$47,351

Our revolving line of credit provides for borrowing of the lesser of $55,000,000 or a borrowing base, which establishes a borrowing limit based on our accounts receivable, inventory, rolling stock and certain other assets at varying established advance rates, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (8.50% at June 30, 2006). The revolving line of credit matures on September 30, 2007, and was amended in March 2006, effective as of November 30, 2005 to (i) amend a financial covenant to be more favorable to us, and (ii) to increase the interest rate on $3,000,000 of the revolving line of credit to prime plus 3.0%.

The term loan due November 1, 2009, is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, (9.75% at June 30, 2006). The term loan is secured by a first lien on certain assets of our subsidiary Eddins-Walcher Company, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of our principal stockholder.

The term loan due October 3, 2010 is payable in monthly principal and interest payments of $14,690. The interest rate is prime plus 1.5% (9.75% at June 30, 2006). The debt is secured by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition.

The term loan due October 10, 2009 is payable in monthly principal and interest payments of $14,657 with the balance due at maturity. The interest rate is prime plus 1%, adjustable annually on October 10 (7.75% at June 30, 2006). The debt is secured by property, plant and equipment of our subsidiary Three D Oil of Kilgore, Inc. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to us.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
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

Other notes payable are comprised primarily of notes to banks for the purchase of vehicles, equipment and buildings. The notes have maturity dates of five years, bear interest at prime plus 1.5%, are payable in monthly principal and interest payments which aggregate approximately $35,000, and are secured by the vehicles, equipment and buildings purchased.

Aggregate maturities of long-term debt, for the years subsequent to June 30, 2006, are as follows (thousands):

2006	$1,697
2007	43,075
2008	1,607
2009	1,400
2010	3,348
Thereafter	119
Total long-term debt	$51,246

NOTE D - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the six month period ended June 30, 2005 and 2006 is as follows (in thousands):

Asset retirement obligation at December 31, 2004	$119
Additions related to new properties	-
Deletions related to property disposals	-
Accretion expense	4
Asset retirement obligation at June 30, 2005	$123

Asset retirement obligation at December 31, 2005	$127
Additions related to new properties	34
Deletions related to property disposals	-
Accretion expense	5
Asset retirement obligation at June 30, 2006	$166

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating our business. At June 30, 2006, we were involved with several remediation efforts. Management believes the uncertain outcomes of cleanup efforts are adequately addressed through the combination of State cleanup funds in which we participate and environmental liability insurance we carry.

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

In mid 2005, the Texas State Comptroller’s office initiated an audit related to our fuel tax returns for the years 2001 through 2004. Based on the information available in the third quarter of 2005, we estimated the potential loss from a future tax assessment to be approximately $372,000 and accrued the expense in our financial statements. The audit has continued through the date of this report and there has been no assessment made. Therefore, we cannot be assured our total potential liability relating to this tax audit will not exceed the amount we previously accrued in our financial statements.

NOTE F - ACQUISITIONS

Clark Oil Company

Effective June 30, 2005, we acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. The assets acquired were in the amount of $5,683,000 and consisted of property, plant and equipment of $2,442,000, accounts receivable of $1,323,000, inventories of $760,000 and goodwill of $1,158,000.

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

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the six months ended June 30, 2006. All of the transaction expenses have been allocated to goodwill.

The promissory notes issued to the Clark Oil stockholders have been secured by a mortgage security agreement and collateral assignment, except that the stockholders have agreed to subordinate their security interests to loans from our bank lenders. Our obligations under the promissory notes are guaranteed by two of our stockholders.

Queen Oil Company

Effective April 1, 2006 we acquired substantially all of the assets used in Queen Oil and Gas Company’s gasoline, diesel, propane and lubricant business.

The assets acquired were in the amount of $11,666,000 and consisted of property, plant and equipment of $6,225,000, accounts receivable of $4,218,000 and inventory of $1,223,000. In addition, $209,000 of transaction costs have been incurred, of which $167,000 has been allocated to property, plant and equipment and $42,000 has been allocated to goodwill.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE F - ACQUISITIONS (CONTINUED)

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

Preferred Stock - On March 31, 2006, we sold a total of 6,750 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006 the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to 14 investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,750,000. Our net proceeds from the sale were $6,177,500 after payment of a commission and fees of approximately $572,500.

We also issued a warrant for the purchase of 291,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $15,200 in expenses at the first closing of the sale of Series A Preferred Stock.

On April 25, 2006, we sold a total of 6,050 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special certain voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006 the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price, and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to seven investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,050,000. Our net proceeds from the sale were $5,626,500 after payment of a commission and fees of approximately $423,500.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE G - EQUITY TRANSACTIONS (CONTINUED)

We also issued a warrant for the purchase of 201,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $2,400 in expenses at the second closing of the sale of Series A Preferred Stock.

In June 2006, we issued a warrant to a financial advisor for the purchase of 50,000 shares of our common stock at an exercise price of $1.65 per share which expires five years from date of issuance.

Restricted Stock Agreement - In July 2004 we entered into a Restricted Stock Agreement with our former President whereby he was issued 865,000 shares of common stock, representing 10% of our outstanding common stock at the time of issuance. The shares vested 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005. The value of the 25% January 2005 vesting of this non-cash stock award ($97,000) has been included in general and administrative expense in the six months ended June 30, 2005.

NOTE H - STOCK WARRANTS

As of June 30, 2006, we had outstanding warrants to purchase 2,820,000 shares of our common stock. In August and September of 2004, we issued warrants to financial advisors for the purchase of an aggregate of 550,000 shares of our common stock with an exercise price of $2.00 per share. Warrants for 200,000 of the shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the warrants for the remaining 350,000 shares expire five years from the date of issuance. In June of 2005, we issued warrants to purchase 833,333 shares of our common stock to investors, which have an exercise price of $1.50 per share and expire five years from date of issuance. In July of 2005, we issued warrants to purchase 200,000 shares of our common stock to a financial advisor, which have an exercise price of $2.00 per share, and warrants to purchase 233,333 shares of our common stock to a financial advisor, of which 208,333 have an exercise price of $1.50 per share and 25,000 have an exercise price of $2.00. All of the warrants issued in July of 2005 expire five years from date of issuance. In October 2005, we issued a warrant for the purchase of 260,000 shares of common stock to an investor which has an exercise price of $1.50 per share and expires five years from date of issuance. In November 2005, we issued a warrant for the purchase of 200,000 shares of common stock to a financial advisor which has an exercise price of $1.75 per share and expires five years from date of issuance. In March 2006, we issued a warrant for the purchase of 291,667 shares of common stock to a financial advisor which has an exercise price of $1.65 per share and expires five years from date of issuance. In April and June of 2006, we issued warrants to financial advisors for the purchase of an aggregate of 251,667 shares of our common stock which have an exercise price of $1.65 per share and expire five years from date of issuance.

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
June 30, 2006
(Unaudited)

NOTE I - STOCK OPTIONS (CONTINUED)

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

Our stock option plan is described in our most recent Form 10-K and in other filings with the Securities and Exchange Commission. As of June 30, 2006, 1,500,000 shares of our common stock have been authorized for issuance under our equity compensation plan, and we had options outstanding of 1,020, 398 shares.

We determine fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted during 2005. There were no options granted during the six months ended June 30, 2006:

2005
Expected Stock Volatility	26.03%
Expected term from grant date (in years)(range)	5.0 to 6.5
Risk-free interest rate (range)	3.84 % to 4.37%
Expected Dividend yield	-
.

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

Prior to January 1, 2006, we accounted for stock-based compensation expense to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The following table illustrates the effect on the three months ended June 2005 and the six months ended June 2005, net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R), as amended by SFAS No. 148 (in thousands, except per-share amounts):

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE I - STOCK OPTIONS (CONTINUED)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)	(in thousands)
Net income:
As reported	$71	$226
Stock-based compensation expense determined under
fair value based method for all awards, net of related
tax effects	(22)	(44)
Pro forma	$49	$182

Net Income Per Share:
Basic, as reported	$0.01	$0.02
Basic, pro forma	$0.01	$0.02
Diluted, as reported	$0.01	$0.02
Diluted, pro forma	$0.01	$0.02

Activity in our stock option plans for the first six months of 2006 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,242,732	$2.31
Granted	-	-
Exercised	-	-
Forfeited	222,334	2.92
Outstanding at June 30, 2006	1,020,398	$2.21

As of June 30, 2006, there was approximately $524,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years.

United Fuel & Energy Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2006
(Unaudited)

NOTE I - STOCK OPTIONS (CONTINUED)

The following table summarizes stock option information as of June 30, 2006:

Exercise Price	Options Outstanding as of 6/30/2006	Weighted Average Remaining Contractual Life (In Years)	Options Exercisable as of 6/30/2006

$ 1.47	440,828	9.3	110,207
$ 1.69	59,172	9.3	14,793
$ 2.00	63,500	8.5	23,667
$ 2.05	20,000	8.8	10,000
$ 2.75	300,000	8.7	100,000
$ 3.00	38,025	8.2	15,721
$ 4.00	98,873	8.2	30,840
	1,020,398	8.7	305,227

NOTE J - INCOME TAXES

The effective tax rate for continuing operations for the first six months of 2006 was 37%, as compared to 45% for the first six months of 2005.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales and Other Revenues. Sales and other revenues increased by $29,276,000, or 46.1%, during the three months ended June 30, 2006, compared to the corresponding period in 2005. This increase was driven primarily by price increases. Selling prices for refined fuels increased approximately 32.7%, which accounted for approximately $20,444,000, due principally to increases in crude oil prices. Sales volumes increased approximately 13.9% which is primarily attributable to higher demand for diesel fuel in our market area and, to a lesser extent, the inclusion of three months of operations from the Clark Oil and Queen Oil acquisitions.

Cost of sales and gross profit. Cost of sales increased by $26,099,000, or 46.4%, during the three months ended June 30, 2006, as compared to the corresponding period in 2005, due primarily to continued increases in crude oil prices and, to a lesser extent, increased volumes, which includes three months of operations from the Clark Oil and Queen Oil acquisitions. Gross profit increased by $3,177,000, or 43.9%, to $10,409,000 in 2006 from $7,232,000 in 2005. Our gross profit as a percentage of sales decreased to 11.2% in 2006 from 11.4% in 2005. The decrease in this percentage reflects the impact of our following the general industry practice of pricing refined product sales based on cents per gallon markup rather than a percentage markup on a company’s cost of product. Gross profit per gallon increased 33.8% over 2005.

Operating expenses. Operating expenses increased by $1,029,000 or 32.5%, during the three months ended June 30, 2006, from the same period in 2005. The increase was a result of expenses related to employee costs and benefits by $482,000, primarily due to the additional staff from the Clark Oil and Queen Oil acquisitions, an increase in trucking costs of $616,000, offset somewhat by decreases in other operating costs. Operating expenses per gallon sold increased to $0.117 for the three months ended June 30, 2006 from $0.098 for the corresponding period in 2005 due to the reasons noted above for the increases in operating expenses, offset in part by an increase in volumes sold of 10.5%. As a percentage of sales, operating expenses declined to 4.5% from 5.0% which is caused by the increase in selling prices per gallon in 2006.

General and administrative expenses. General and administrative expenses increased $717,000, or 24.8% during the three months ended June 30, 2006 from the same period in 2005. Personnel costs associated with staff increases and related increases in health and other benefits amounted to an increase of approximately $433,000, which included $64,000 of compensation cost attributable to SFAS 123(R). Professional fees increased $95,000 for the three months ended June 30, 2006 over the same period in 2005. We also incurred an increase of $74,000 of travel in connection with the Queen Oil acquisition. Increases in various other general and administrative expenses contributed to the remaining increase.

Interest. Interest expense was $1,147,000 and $712,000 for the three months ended 2006 and 2005, respectively. The average amounts of applicable interest bearing debt during the three months ended June 30, 2006 and 2005 were $52,129,000 and $42,487,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark acquisition and capital expenditures financed. Our effective annualized interest rate was 8.9% for the three months ended June 30, 2006 as compared to 6.8% for the three months ended June 30, 2005.

Income Tax Expense. Income tax expense was $336,000, 36% of pre-tax income, for the three months ended June 30, 2006 compared to $78,000, 52% of pre-tax income, for the same period in 2005. The increase of $258,000 is due to a $777,000 increase in income before income tax expense for the 2006 period. The reduction in the effective tax rate to 36% from 52% is due to a significantly greater increase in the pre-tax income than in certain expenses that are not deductible for tax purposes.

Net Income. As a result of a combination of the factors described above, our net income increased by $519,000 to $590,000 for the three months ended June 30, 2006 from $71,000 for the corresponding period in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Sales and Other Revenues. Sales and other revenues increased by $48,228,000, or 40.2%, during the six months ended June 30, 2006, compared to the corresponding period in 2005. This increase was driven primarily by price increases. Selling prices for refined fuels increased approximately 30.1%, which accounted for approximately $35,685,000, due principally to increases in crude oil prices. Sales volumes increased approximately 10.4% which is primarily attributable to higher demand for diesel fuel in our market area and, to a lesser extent, the inclusion of six months of operations from the Clark Oil acquisition, and three months of operations from the Queen Oil acquisition.

Cost of sales and gross profit. Cost of sales increased by $43,494,000, or 41.1%, during the six months ended June 30, 2006, as compared to the corresponding period in 2005, due primarily to continued increases in crude oil prices and, to a lesser extent, increased volumes, which includes six months of operations from the Clark Oil acquisition and three months of operations from the Queen Oil acquisition. Gross profit increased by $4,734,000, or 33.1%, to $19,041,000 in 2006 from $14,307,000 in 2005. Our gross profit as a percentage of sales decreased to 11.3% in 2006 from 11.9% in 2005. The decrease in this percentage reflects the impact of our following the general industry practice of pricing refined product sales based on cents per gallon markup rather than a percentage markup on a company’s cost of product. Gross profit per gallon increased 25.5% over 2005.

Operating expenses. Operating expenses increased by $1,495,000 or 24.0%, during the six months ended June 30, 2006, from the same period in 2005. The increase was a result of expenses related to employee costs and benefits by $829,000, primarily due to the additional staff from the Clark Oil and Queen Oil acquisitions, an increase in trucking costs of $839,000, offset somewhat by decreases in other operating costs. Operating expenses per gallon sold increased to $0.111 for the six months ended June 30, 2006 from $0.097 for the corresponding period in 2005 due to the reasons noted above for the increases in operating expenses, offset in part by an increase in volumes sold of 8.0%. As a percentage of sales, operating expenses declined to 4.6% from 5.2% which is caused by the increase in selling prices per gallon in 2006.

General and administrative expenses. General and administrative expenses increased $1,415,000, or 24.8% during the six months ended June 30, 2006 from the same period in 2005. Personnel costs associated with staff increases and related increases in health and other benefits amounted to an increase of approximately $825,000, which included $128,000 of compensation cost attributable to SFAS 123(R). We also recognized a $97,000 expense relating to a non-cash stock award to our former President during the six months ended June 30, 2005 under the terms of a Restricted Stock Agreement. Professional fees increased $204,000 for the six months ended June 30, 2006 over the same period in 2005. We also incurred an increase of $240,000 of additional credit card and network transaction fees in 2006 compared to 2005, which was related to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in various other general and administrative expenses contributed to the remaining increase.

Interest. Interest expense was $2,156,000 and $1,294,000 for the six months ended 2006 and 2005, respectively. The average amounts of applicable interest bearing debt during the six months ended June 30, 2006 and 2005 were $50,239,000 and $40,719,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark acquisition and capital expenditures financed. Our effective annualized interest rate was 8.6% for the six months ended June 30, 2006 as compared to 6.4% for the six months ended June 30, 2005.

Income Tax Expense. Income tax expense was $410,000, 37% of pre-tax income, for the six months ended June 30, 2006 compared to $182,000, 45% of pre-tax income, for the same period in 2005. The increase of $228,000 is due to a $691,000 increase in income before income tax expense for the 2006 period. The reduction in the effective tax rate to 37% from 45% is due to a significantly greater increase in the pre-tax income than in certain expenses that are not deductible for tax purposes.

Net Income. As a result of a combination of the factors described above, our net income increased by $463,000 to $689,000 for the six months ended June 30, 2006 from $226,000 for the corresponding period in 2005.

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

Net Cash Provided/Used In Operating Activities

Net cash provided by operating activities amounted to $361,000 for the six months ended June 30, 2006, as compared to net cash used for operating activities of $3.0 million in 2005, resulting in an increase in cash provided of $3.4 million. Net income for the six months ended June 30, 2006 was $689,000, an increase of $463,000 from net income of $226,000 for the same period in 2005. The non-cash items of depreciation and amortization, deferred income taxes and other increased by $268,000 for the six months ended June 30, 2006 from the six months ended June 30, 2005. Also for the six months ended June 30, 2005 we recognized $97,000 relating to a non-cash stock award to our former President under the terms of a Restricted Stock Agreement. Effective January 1, 2006, we adopted SFAS No. 123(R) and compensation cost that has been charged against income was $128,000 for the six months ended June 30, 2006. For 2006, accounts receivable increased $4,387,000, accounts payable increased $2,512,000, accrued expenses increased $736,000, and accrued income taxes increased $349,000, as compared to 2005, when accounts receivable increased $6.4 million, accounts payable increased $3.5 million and inventories increased $1.3 million.

Net Cash Used in Investing Activities

Net cash used for investing activities was $9.6 million for the six months ended June 30, 2006 and $2.3 million for the same period in 2005, a net change of $7.3 million. Cash expenditures for property, plant and equipment for 2006 totaled $544,000 as compared to $745,000 for 2005. The primary use of cash in 2006 was $8.9 million for the acquisition of the Queen Oil assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $15.2 million for the six months ended June 30, 2006, as compared to $5.4 million for 2005, an increase of $9.8 million. In 2006, we increased net borrowing by $2.4 million under our revolving credit facility and repaid $708,000 of our term notes payable. Additionally, we received proceeds of $13.5 million, net of issuance costs, for the issuance of common and preferred stock. For the six months ended June 30, 2005, we increased net borrowings by $4.9 million under our revolving credit facility and repaid $502,000 of our term notes payable and received proceeds of $1.1 million, net of issuance costs, for the issuance of common stock.

Capital Resources

We currently have four credit facilities: a revolving line of credit, and three term loans, including (i) a term loan, due November 1, 2009, with a balance at June 30, 2006 of approximately $ 4,245,000, (ii) a term loan, due October 3, 2010, with a balance of approximately $ 1,131,000, and, (iii) a term loan, due October 10, 2009 which has a balance of approximately $1,317,000.

Our revolving line of credit provides for borrowing of the lesser of $55,000,000 or a borrowing base, which establishes a borrowing limit based on our accounts receivable, inventory, rolling stock and certain other assets at varying established advance rates. The revolving line of credit is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (8.50% at June 30, 2006). The revolving line of credit matures on September 30, 2007, and was amended in March 2006, effective as of November 30, 2005 to, (i) amend a financial covenant to be more favorable to us, and (ii) increase the interest rate on $3,000,000 of the revolving line of credit to prime plus 3.0%. As of June 30, 2006, $43,189,000 was borrowed under the revolving line of credit.

The term loan due November 1, 2009 has a principal balance of $4,245,000. The interest rate of the term loan is prime (as defined) plus 1.5% (9.75% at June 30, 2006), and is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The term loan is secured by a first lien on certain assets of Eddins-Walcher Company, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of our principal stockholder. The term loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements.

The term loan due October 10, 2009 has a principal balance of $1,317,000. The interest rate for the term loan is prime plus 1% adjustable annually on October 10 (7.75% at June 30, 2006). Principal and interest in the amount of $14,657 is payable monthly with the balance due at maturity. The term loan is secured by property, plant and equipment of our subsidiary Three D Oil of Kilgore, Inc. and contains certain financial covenants. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to us.

The term loan due October 3, 2010 has a principal balance of $1,131,000. The term loan is payable in monthly principal and interest payments of $14,690 and the interest rate is prime plus 1.5% (9.75% at June 30, 2006). The debt is secured by first lien on the property, plant and equipment acquired through the Clark Oil acquisition.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Effective June 30, 2005, we acquired the petroleum marketing assets of Clark Oil Company, located in Ada, Oklahoma, including bulk plants in Ada, Duncan and Pauls Valley, Oklahoma, as well as several unmanned card lock sites. The assets acquired were in the amount of $5,683,000 and consisted of property, plant and equipment of $2,442,000, accounts receivable of $1,323,000, inventories of $760,000 and goodwill of $1,158,000.

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

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the six months ended June 30, 2006. All of the transaction expenses have been allocated to goodwill.

The promissory notes issued to the Clark Oil stockholders have been secured by a mortgage security agreement and collateral assignment, except that the stockholders have agreed to subordinate their security interests to loans from our bank lenders. Our obligations under the promissory notes are guaranteed by two of our stockholders.

Effective April 1, 2006 we acquired substantially all of the assets used in Queen Oil and Gas Company’s gasoline, diesel, propane and lubricant business.

The assets acquired were in the amount of $11,666,000 and consisted of property, plant and equipment of $6,225,000, accounts receivable of $4,218,000 and inventory of $1,223,000. In addition, $209,000 of transaction costs have been incurred, of which $167,000 has been allocated to property, plant and equipment and $42,000 has been allocated to goodwill.

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

Preferred Stock - On March 31, 2006, we sold a total of 6,750 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006 the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to 14 investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,750,000. Our net proceeds from the sale were $6,177,500 after payment of a commission and fees of approximately $572,500.

We also issued a warrant for the purchase of 291,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $15,200 in expenses at the first closing of the sale of Series A Preferred Stock.

On April 25, 2006, we sold a total of 6,050 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special certain voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006 the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to seven investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,050,000. Our net proceeds from the sale were $5,626,500 after payment of a commission and fees of approximately $423,500.

We also issued a warrant for the purchase of 201,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $2,400 in expenses at the second closing of the sale of Series A Preferred Stock.

In June of 2006, we issued a warrant to a financial advisor for the purchase of 50,000 shares of our common stock at an exercise price of $1.65 per share and which expires five years from date of issuance.

We are in discussions with potential targets from time to time, but have not entered into any definitive agreement concerning any acquisitions at this time. We can make no assurances that we will be able to consummate these or any other acquisitions.

Capital Expenditures

During the six months ended June 30, 2006, we had capital expenditures of approximately $1,115,000 which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

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

Interest Rate Risk

Our revolving line of credit and three term loans are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At June 30, 2006, we had approximately $49,882,000 of debt subject to floating rates of interest. An increase of 100 basis points from the June 30, 2006 rates would increase our interest expense by approximately $499,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures (i) are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report or elsewhere, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Other than the updated risk factors presented below, there have been no material changes from the risk factors disclosed in those prior reports.

Our principal shareholder has substantial influence over our business and his interests may differ from other shareholders.

Our principal shareholder is Thomas Kelly, our Chairman, who beneficially owns 5,035,000 shares of our common stock, or approximately 22.7% of our voting stock at August 2, 2006 (including the voting rights of the Series A Preferred Stock). Therefore, Mr. Kelly has the ability to substantially influence the outcome of matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

We do not have a majority of independent directors.

Our sole directors are Mr. Kelly, our Chairman, Charles McArthur, our Chief Executive Officer and Michael S. Chadwick. Aside from Mr. Chadwick, there are no other independent directors. Although we intend to retain independent directors in the future, there can be no assurance that we will do so. With the current composition of the Board, Mr. Kelly and Mr. McArthur have a significant influence over our decision making. Further, if we are unable or unwilling to retain independent directors, we will restrict our ability from being listed on national stock exchanges, such as the American Stock Exchange, or, national electronic quotation systems such as NASDAQ National Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 15, 2006. Pursuant to our Certificate of Incorporation, holders of record of our Common Stock as well as our Series A Preferred Stock (on an “as-converted” basis) were entitled to vote for two of the directors at the meeting. There were present at the annual meeting of stockholders in person or by proxy, stockholders holding an aggregate of 16,845,134 shares of our voting stock out of a total number of 22,189,535 shares of voting stock issued and outstanding and entitled to vote at the meeting. The total voting stock issued and outstanding consisted of 13,656,202 shares of Common Stock outstanding and 8,533,333 shares of common stock underlying 12,800 shares of Series A Preferred Stock outstanding. The stockholders represented in person or by proxy at the annual meeting, consisted of 10,595,151 shares of Common Stock outstanding and 6,249,983 shares of common stock underlying 9,375 shares of Series A Preferred Stock.

In addition, the holders of the Series A Preferred Stock, voting as a separate class, were entitled to vote for one of the directors at the meeting. There were present at the annual meeting of stockholders in person or by proxy, stockholders holding an aggregate of 9,375 shares of Series A Preferred Stock (or 6,249,983 shares of common stock on an “as-converted” basis) out of a total number of 12,800 shares of Series A Preferred Stock outstanding (or 8,533,333 shares of common stock on an “as-converted” basis)

The stockholders elected three directors to each serve until their successors have been duly elected and qualified by the following votes:

	No. of Shares of Voting Stock		No. of Shares of Series A Stock

	For:	Withheld:	For:	Withheld:
Thomas E. Kelly	16,845,134	0	N/A	N/A
Charles McArthur	16,845,134	0	N/A	N/A
Michael S. Chadwick	N/A	N/A	9,375	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

* filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

August 11, 2006	by:	/s/ Bobby W. Page
Bobby W. Page
Vice President and Chief Financial Officer