Form 10-Q
period 2006-09-30
UNITED FUEL & ENERGY CORP
filed 2006-11-13
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐  No ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of November 6, 2006: 13,656,202.

United Fuel & Energy Corporation and Subsidiaries
Form 10-Q for Quarter ended September 30, 2006
Table of Contents

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (note B)	$5,964	$673
Accounts receivable, net of allowance for doubtful accounts of $1,532 and
$1,101, at September 30, 2006, and December 31, 2005, respectively	52,901	43,290
Other receivables	813	386
Inventories, net of allowance for slow moving inventory of $275 and $250
at September 30, 2006, and December 31, 2005, respectively	11,155	9,345
Prepaid expenses	877	1,237
Deferred taxes	584	474
Total current assets	72,294	55,405

PROPERTY, PLANT AND EQUIPMENT, net	22,048	14,338

OTHER ASSETS
Cash value of life insurance	2,775	2,675
Goodwill (Note F)	2,027	1,942
Debt issuance costs, net	655	986
Other	117	209
Total other assets	5,574	5,812
	$99,916	$75,555

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,140	$16,473
Accrued and other current liabilities	3,225	1,467
Accrued income taxes	521	449
Current maturities of long-term debt (Note C)	46,034	1,713
Total current liabilities	68,920	20,102

OTHER LIABILITIES
Long-term debt, less current maturities (Note C)	8,071	47,351
Asset retirement obligations (Note D)	169	127
Deferred income taxes	1,335	1,135
Total liabilities	78,495	68,715

COMMITMENTS AND CONTINGENCIES (Note E)

STOCKHOLDERS' EQUITY (Notes A, G, H and I)
Preferred stock - par value $0.001; 5,000,000 shares authorized; 12,800 shares issued and outstanding at September 30, 2006; no shares issued or outstanding at
December 31, 2005	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized; 13,656,202 issued and outstanding at September 30, 2006; 12,287,869 shares issued and outstanding
at December 31, 2005	14	12
Paid-in capital	17,399	3,796
Retained earnings	4,008	3,032
Total stockholders' equity	21,421	6,840

	$99,916	$75,555

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Sales	$90,364	$79,997	$256,769	$198,403
Other	770	731	2,625	2,357
Total revenues	91,134	80,728	259,394	200,760

Cost of Sales	79,867	71,961	229,086	177,686

Gross Profit	11,267	8,767	30,308	23,074

Expenses
Operating	4,585	3,662	12,297	9,879
General and administrative	3,633	3,277	10,763	8,992
Depreciation, amortization and accretion	518	330	1,312	915
Total expenses	8,736	7,269	24,372	19,786

Operating Income	2,531	1,498	5,936	3,288

Other Income (Expense)
Interest expense	(1,262)	(872)	(3,418)	(2,166)
Amortization of debt issue costs	(118)	(109)	(355)	(311)
Other income (expense), net	72	89	159	201
Gain (loss) on disposal of assets	-	-	-	2
Total other income (expense)	(1,308)	(892)	(3,614)	(2,274)

Income Before Income Taxes	1,223	606	2,322	1,014

Income Tax Expense	455	238	865	420

Net Income	$768	$368	$1,457	$594
Cumulative Preferred Stock Dividend	$256	$-	$481	$-
Net Income Applicable to Common Equity	$512	$368	$976	$594

Net income per common share:
Basic	$0.04	$0.03	$0.07	$0.05
Diluted	$0.04	$0.03	$0.08	$0.05

Weighted average common shares outstanding:
Basic	13,656	12,088	13,656	11,573
Diluted	22,232	12,345	19,207	11,747

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
Net income	$1,457	$594
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation, amortization and accretion	1,322	894
Amortization of debt issuance costs and other	355	171
Loss (gain) on disposal of assets	-	(2)
Issuance of non-cash stock award	-	193
Stock based compensation expense	168	-
Deferred income taxes	90	207
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(5,393)	(17,251)
Other receivables	(427)	(110)
Inventories	(587)	(2,921)
Prepaid expenses	360	(150)
Other assets	92	78
Increase (decrease) in:
Accounts payable	2,667	8,412
Accrued income taxes	72	90
Accrued expenses and other current liabilities	1,612	(658)
Net cash provided by (used in) operating activities	1,788	(10,453)

Cash flows from investing activities:
Increase in cash surrender value	(100)	(82)
Proceeds from sale of assets	-	18
Clark Acquisition, net	(34)	(1,707)
Queen Acquisition, net	(11,994)	-
Capital expenditures	(1,648)	(1,228)
Net cash used in investing activities	(13,776)	(2,999)

Cash flows from financing activities:
Borrowings (payments) on revolving credit facility	5,353	13,494
Repayments of long-term debt	(1,262)	(805)
Repayments of capital lease obligations	-	(54)
Debt issuance costs	(24)	(163)
Preferred stock dividends paid	(225)	-
Proceeds from issuance of capital stock	13,437	1,098
Net cash provided by financing activities	17,279	13,570

Net increase in cash and cash equivalents	5,291	118
Cash and cash equivalents at beginning of period	673	809

Cash and cash equivalents at end of period	$5,964	$927

Cash paid during the period for:
Interest	$3,341	$2,056
Income taxes	$935	$100

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Non-cash investing and financing activities:

We acquired property, plant and equipment through debt financing in the amount of $950,000 for the nine months ended September 30, 2006.

Effective April 1, 2006 we acquired substantially all of the assets used in Queen Oil and Gas Company’s gasoline, diesel, propane and lubricant business.

The assets acquired were in the amount of $11,666,000 and consisted of property, plant and equipment of $6,225,000, accounts receivable of $4,218,000 and inventory of $1,223,000. In addition, $218,000 of transaction costs have been incurred, of which $167,000 has been allocated to property, plant and equipment and $51,000 has been allocated to goodwill.

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

One hundred and twenty (120) days after the closing, we were obligated to pay any additional amount to Queen equal to the total of (A) the amount of accounts receivable outstanding at the closing date that are actually collected, less the $2,000,000 paid on April 4, and (B) the value of the inventory, less the $500,000 paid on April 4. We paid Queen an additional amount of $2,831,000 in August 2006, which was the accounts receivable balance that had been subsequently collected and the agreed upon value of the inventory, less the original cash payment of $2,500,000.

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

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the nine months ended September 30, 2006. All of the transaction expenses have been allocated to goodwill.

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

United Fuel & Energy Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE A - BASIS OF PRESENTATION

United Fuel & Energy Corporation was incorporated in Nevada on April 5, 2000. Through our wholly owned subsidiaries, Eddins-Walcher Company and Three D Oil of Kilgore, Inc., we distribute and sell refined petroleum products which include gasoline, diesel, oils, propane, greases and other lubricants. Our products are sold, including credit sales, through bulk plants and unattended self-serve stations located in West Texas, East Texas, Southeastern New Mexico and Southern Oklahoma. All significant intercompany balances and transactions have been eliminated in consolidation.

On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel - Texas”) through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel - Texas, with United Fuel - Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel - Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel - Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel - Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel - Texas, making United Fuel - Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel - Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel - Texas preferred stock.

On January 31, 2005, in preparation for the merger, we changed our name from “Brands Shopping Network, Inc.” to “United Fuel & Energy Corporation” and affected a 1-for-40 reverse stock split. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the reverse stock split.

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

The financial information included herein, except the balance sheet as of December 31, 2005, is unaudited. Our consolidated balance sheet at December 31, 2005, is derived from the December 31, 2005, audited consolidated financial statements filed in our Form 10-K with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements as of December 31, 2005.

NOTE B - CONCENTRATION OF CREDIT RISK

Accounts receivable subjects us to potential concentrations of credit risk. This risk is limited because of the large number of customers comprising our customer base, consisting of approximately nine thousand customers, and their dispersion across agricultural, oilfield and general commercial industries.

We maintain cash balances at several financial institutions located in New Mexico, Texas and Oklahoma, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 for each account. We have not experienced any losses related to these cash accounts, and we do not believe we are exposed to any significant credit risk from exceeding the federally insured limits.

NOTE C - DEBT

Long-term debt consists of the following (in thousands):
	September 30,	December 31,
	2006	2005

Revolving line of credit	$44,303	$38,950
Term loan payable to a bank, due November 1, 2009	4,048	4,638
Term loan payable to a bank, due October 3, 2010	1,087	1,219
Term loan payable to a bank, due October 10, 2009	1,296	1,338
Note payable to a supplier, due December 2008	482	643
Notes payable to shareholders of Clark Oil	783	915
Other notes payable	2,106	1,361
	54,105	49,064
Less current maturities	46,034	1,713
	$8,071	$47,351

Our revolving line of credit provides for borrowing of the lesser of $55,000,000 or a borrowing base, which establishes a borrowing limit based on our accounts receivable, inventory, rolling stock and certain other assets at varying established advance rates, and is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (8.33% at September 30, 2006). The revolving line of credit was amended in March 2006, effective as of November 30, 2005 to (i) amend a financial covenant to be more favorable to us, and (ii) to increase the interest rate on $3,000,000 of the revolving line of credit to prime plus 3.0%. Because the revolving line of credit formally matures on September 30, 2007, we have reclassified the entire outstanding balance as a current liability. We are currently in discussions with the lender for, among other things, a renewal and extension. Although there can be no assurances, we have no reason to believe that the lender would not renew and extend our revolving line of credit on a long term basis.

The term loan due November 1, 2009, is payable in monthly principal installments of $65,500 plus interest at prime plus 1.5%, (9.75% at September 30, 2006). The term loan is secured by a first lien on certain assets of our subsidiary, Eddins-Walcher Company, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties including the personal guarantee of our principal stockholder.

The term loan due October 3, 2010, is payable in monthly principal installments of $14,689 plus interest at prime plus 1.5% (9.75% at September 30, 2006). The debt is secured by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition.

The term loan due October 10, 2009, is payable in monthly principal and interest payments of $14,657 with the balance due at maturity. The interest rate is prime plus 1%, adjustable annually on October 10 (7.75% at September 30, 2006). The debt is secured by property, plant and equipment of our subsidiary, Three D Oil of Kilgore, Inc. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to us.

The unsecured note payable to a supplier, due December 2008, was originally due December 2001, but effective January 1, 2002, was converted to a Business Development Fund Agreement (Fund). As part of the agreement, the Fund was increased to $1,500,000 and is retired in annual amounts of $214,000 through December 2008, subject to provisions of the Fund. The annual retirement is achieved by our meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the Fund.

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition mature June 27, 2010, and are payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The annual interest rate is 8.0%.

Other notes payable are comprised primarily of notes to banks for the purchase of vehicles, equipment and buildings. The notes have maturity dates of five years, bear interest at prime plus 1.5%, are payable in monthly principal and interest payments which aggregate approximately $35,000, and are secured by the vehicles, equipment and buildings purchased.

Aggregate maturities of long-term debt for the years subsequent to September 30, 2006, are as follows (thousands):

2006	$46,034
2007	1,785
2008	1,644
2009	1,446
2010	3,104
Thereafter	92
Total long-term debt	$54,105

NOTE D - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the nine month periods ended September 30, 2005 and 2006 is as follows (in thousands):

Asset retirement obligation at December 31, 2004	$119
Additions related to new properties	-
Deletions related to property disposals	-
Accretion expense	6
Asset retirement obligation at September 30, 2005	$125

Asset retirement obligation at December 31, 2005	$127
Additions related to new properties	34
Deletions related to property disposals	-
Accretion expense	8
Asset retirement obligation at September 30, 2006	$169

NOTE E - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating our business. At September 30, 2006, we were involved with several remediation efforts. Management believes the uncertain outcomes of cleanup efforts are adequately addressed through the combination of State cleanup funds in which we participate and environmental liability insurance we carry.

On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, Al Tamasebi, alleged, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing and was seeking $300,000. In November 2006, this proceeding was dismissed with prejudice.

In mid 2005, the Texas State Comptroller’s Office initiated an audit related to our fuel tax returns for the years 2001 through 2003. Based on the information available in the third quarter of 2005, we estimated the potential loss from a future tax assessment to be approximately $372,000 and accrued the expense. As of September 30, 2006, we accrued an additional $680,000, which includes accrued interest, because we believe our exposure is greater than we initially determined. The audit has continued through the date of this report and there has been no formal assessment made. Although there can be no assurance until the audit has been finalized, management believes it has accrued amounts sufficient to cover any potential resulting liability.

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

The assets were acquired for (i) $1,200,000 cash, (ii) debt financing of $1,000,000, in the form of two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments through June 27, 2010, and (iii) payables to the Clark Oil shareholders in the amounts of $1,323,000 for the accounts receivable and $760,000 for inventories, leaving a balance of $1,400,000, which was to be paid in cash after we secured additional bank financing.  Upon attaining such financing in November 2005, we paid the shareholders of Clark Oil the unpaid balance of $1,400,000, as well as the accounts receivable and inventory payables as per the terms of the purchase agreement.

At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the nine months ended September 30, 2006. All of the transaction expenses have been allocated to goodwill.

The promissory notes issued to the Clark Oil stockholders have been secured by a mortgage security agreement and collateral assignment, except that the stockholders have agreed to subordinate their security interests to loans from our bank lenders. Our obligations under the promissory notes are guaranteed by two of our stockholders.

Queen Oil Company

Effective April 1, 2006, we acquired substantially all of the assets used in Queen Oil and Gas Company’s gasoline, diesel, propane and lubricant business.

The assets acquired were in the amount of $11,666,000 and consisted of property, plant and equipment of $6,225,000, accounts receivable of $4,218,000 and inventory of $1,223,000. In addition, $218,000 of transaction costs have been incurred, of which $167,000 has been allocated to property, plant and equipment and $51,000 has been allocated to goodwill.

As consideration for the acquisition of the assets, we paid approximately $6,225,000 in cash. Pursuant to the agreement, in April 2006, we paid $2,000,000 for 50% of the estimated outstanding accounts receivable, and $500,000 for 50% of the value of the inventory. We paid Queen an additional $2,831,000 in August 2006, which was the accounts receivable balance that had been subsequently collected and the agreed upon value of the inventory, less the original cash payment of $2,500,000.

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

Preferred Stock - On March 31, 2006, we sold a total of 6,750 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006, the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to 14 investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,750,000. Our net proceeds from the sale were $6,177,500 after payment of a commission and fees of approximately $572,500.

We also issued a warrant for the purchase of 291,667 shares of our common stock at an exercise price of $1.65 to our placement agent pursuant to the terms of our engagement agreement with them and reimbursed them for $15,200 in expenses at the first closing of the sale of Series A Preferred Stock.

On April 25, 2006, we sold a total of 6,050 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special certain voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006, the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price, and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to seven investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,050,000. Our net proceeds from the sale were $5,626,500 after payment of a commission and fees of approximately $423,500.

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

Restricted Stock Agreement - In July 2004 we entered into a Restricted Stock Agreement with our former President whereby he was issued 865,000 shares of common stock, representing 10% of our outstanding common stock at the time of issuance. The shares vested 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005. The value of the 25% January 2005 and the 25% July 2005 vesting of this non-cash stock award ($193,000) has been included in general and administrative expense in the nine months ended September 30, 2005.

NOTE H - STOCK WARRANTS

As of September 30, 2006, we had outstanding warrants to purchase 2,820,000 shares of our common stock. In August and September of 2004, we issued warrants to financial advisors for the purchase of an aggregate of 550,000 shares of our common stock with an exercise price of $2.00 per share. Warrants for 200,000 of the shares expire one year from the effectiveness of a registration statement for the sale of the underlying common stock, and the warrants for the remaining 350,000 shares expire five years from the date of issuance. In June of 2005, we issued warrants to purchase 833,333 shares of our common stock to investors, which have an exercise price of $1.50 per share and expire five years from date of issuance. In July of 2005, we issued warrants to purchase 200,000 shares of our common stock to a financial advisor, which have an exercise price of $2.00 per share, and warrants to purchase 233,333 shares of our common stock to a financial advisor, of which 208,333 have an exercise price of $1.50 per share and 25,000 have an exercise price of $2.00. All of the warrants issued in July of 2005 expire five years from date of issuance. In October 2005, we issued a warrant for the purchase of 260,000 shares of common stock to an investor which has an exercise price of $1.50 per share and expires five years from date of issuance. In November 2005, we issued a warrant for the purchase of 200,000 shares of common stock to a financial advisor which has an exercise price of $1.75 per share and expires five years from date of issuance. In March 2006, we issued a warrant for the purchase of 291,667 shares of common stock to a financial advisor which has an exercise price of $1.65 per share and expires five years from date of issuance. In April and June of 2006, we issued warrants to financial advisors for the purchase of an aggregate of 251,667 shares of our common stock which have an exercise price of $1.65 per share and expire five years from date of issuance.

NOTE I - STOCK OPTIONS

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize, with limited exceptions, the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes option valuation model as adjusted for the unique characteristics of those instruments.

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

Our stock option plan is described in our most recent Form 10-K and in other filings with the Securities and Exchange Commission. As of September 30, 2006, 2,000,000 shares of our common stock have been authorized for issuance under our equity compensation plan, and we had options outstanding of 1,195,198 shares.

We determine fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted during 2005. There were 200,000 options granted during the nine months ended September 30, 2006:

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

Prior to January 1, 2006, we accounted for stock-based compensation expense to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The following table illustrates the effect on the three months ended September 2005 and the nine months ended September 2005, net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R), as amended by SFAS No. 148 (in thousands, except per-share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(in thousands)	(in thousands)
Net income:
As reported	$368	$594
Stock-based compensation expense determined under
fair value based method for all awards, net of related
tax effects	(22)	(66)
Pro forma	$346	$528

Net Income Per Share:
Basic, as reported	$0.03	$0.05
Basic, pro forma	$0.03	$0.05
Diluted, as reported	$0.03	$0.05
Diluted, pro forma	$0.03	$0.05

Activity in our stock option plans for the first nine months of 2006 was as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding at December 31, 2005	1,242,732	$2.31
Granted	200,000	$1.60
Exercised	-
Forfeited	(247,534)	$2.31

Outstanding at September 30, 2006	1,195,198	$2.10

As of September 30, 2006, there was approximately $528,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years.

The following table summarizes stock option information as of September 30, 2006:

		Weighted
	Options	Average	Options
	Outstanding	Remaining	Exercisable
Exercise	as of	Contractual Life	as of
Price	9/30/06	(In Years)	9/30/06

$ 1.47	440,828	9.3	110,207
$ 1.60	200,000	9.9	-
$ 1.69	59,172	9.3	14,793
$ 2.00	43,500	8.5	13,667
$ 2.05	20,000	8.8	10,000
$ 2.75	300,000	8.7	100,000
$ 3.00	35,400	8.2	15,721
$ 4.00	96,298	8.2	30,840

	1,195,198	8.9	295,228

NOTE J - INCOME TAXES

The effective tax rate for continuing operations for the nine months ended September 30, 2006, was 37%, as compared to 41% for the same period in 2005.

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

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel - Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel - Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel - Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel - Texas, making United Fuel - Texas our wholly-owned subsidiary.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales and Other Revenues. Sales and other revenues increased by $10,406,000, or 13%, during the three months ended September 30, 2006, compared to the corresponding period in 2005. This increase was driven primarily by price increases. Selling prices for refined fuels increased approximately 18%, which accounted for an increase in revenues of approximately $14,520,000, due principally to increases in crude oil prices. Sales volumes decreased approximately 4% which accounted for a decrease in revenues of approximately $4,153,000, and was primarily attributable to a reduction in the volumes sold of diesel and gasoline fuel offset to some extent by an increase in the sale of propane and lubricants and the inclusion of three months of operations from the Queen Oil acquisition.

Cost of sales and gross profit. Cost of sales increased by $7,906,000, or 11%, during the three months ended September 30, 2006, as compared to the corresponding period in 2005, due primarily to continued increases in crude oil prices and, to a lesser extent, the inclusion of three months of operations from the Queen Oil acquisition. Gross profit increased by $2,500,000, or 29%, to $11,267,000 in 2006 from $8,767,000 in 2005. Our gross profit as a percentage of sales increased to 12% in 2006 from 11% in 2005. Gross profit per gallon increased 37% over 2005.

Operating expenses. Operating expenses increased by $923,000 or 25%, during the three months ended September 30, 2006, from the same period in 2005. The increase was a result of expenses related to employee costs and benefits by $777,000, primarily due to the additional staff from the Queen Oil acquisition, an increase in trucking costs of $668,000, offset somewhat by decreases in other operating costs. Operating expenses per gallon sold increased to $0.134 for the three months ended September 30, 2006, from $0.103 for the corresponding period in 2005 due to the reasons noted above for the increases in operating expenses, offset in part by a decrease in volumes sold of 4%. As a percentage of sales, operating expenses increased to 5% from 4.5% which is caused by the increase in costs combined with a slight reduction in volumes.

General and administrative expenses. General and administrative expenses increased $356,000, or 11% during the three months ended September 30, 2006, from the same period in 2005. Personnel costs associated with staff increases and related increases in health and other benefits amounted to an increase of approximately $336,000. We also incurred an increase of $162,000 of additional credit card, bank and network transaction fees in 2006 compared to 2005, which was related to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. General utility expense increased $99,000 for the three months ended September 30, 2006, over the same period in 2005, because of the expanding use of electronic equipment. A decrease of $165,000 in travel and fleet expense between the two periods is largely due to the inclusion of the Clark acquisition in 2005. Approximately $47,000 is related to a reduction in advertising expense for the period September 30, 2006, as compared to the comparable period in 2005, because of the refocusing of our advertising emphasis.

Interest. Interest expense was $1,262,000 and $872,000 for the three months ended 2006 and 2005, respectively. The average amounts of applicable interest bearing debt during the three months ended September 30, 2006 and 2005 were $53,060,000 and $48,481,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark acquisition and capital expenditures financed. Our effective annualized interest rate was 9.5% for the three months ended September 30, 2006, as compared to 7.4% for the three months ended September 30, 2005.

Income Tax Expense. Income tax expense was $455,000, 37% of pre-tax income, for the three months ended September 30, 2006, compared to $238,000, 39% of pre-tax income, for the same period in 2005. The increase of $217,000 is due to a $617,000 increase in income before income tax expense for the 2006 period. The reduction in the effective tax rate to 37% from 39% is due to a significantly greater increase in the pre-tax income than in certain expenses that are not deductible for tax purposes.

Net Income. As a result of a combination of the factors described above, our net income increased by $400,000 to $768,000 for the three months ended September 30, 2006 from $368,000 for the corresponding period in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Sales and Other Revenues. Sales and other revenues increased by $58,634,000, or 29%, during the nine months ended September 30, 2006, compared to the corresponding period in 2005. This increase was driven primarily by price increases. Selling prices for refined fuels increased approximately 25%, which accounted for approximately $49,502,000 of the increase in revenues, due principally to increases in crude oil prices. Sales volumes increased approximately 4% which is primarily attributable to higher sales of diesel fuel, propane and lubricants, and to a lesser extent, the inclusion of nine months of operations from the Clark Oil acquisition, six months of operations from the Queen Oil acquisition and offset to some extent by a reduction in the sale of gasoline.

Cost of sales and gross profit. Cost of sales increased by $51,400,000, or 29%, during the nine months ended September 30, 2006, as compared to the corresponding period in 2005, due primarily to continued increases in crude oil prices and, to a lesser extent, increased volumes, which includes nine months of operations from the Clark Oil acquisition and six months of operations from the Queen Oil acquisition. Gross profit increased by $7,234,000, or 31%, to $30,308,000 in 2006 from $23,074,000 in 2005. Our gross profit as a percentage of sales increased slightly to 11.7% in 2006 from 11.5% in 2005. Gross profit per gallon increased 29% over 2005.

Operating expenses. Operating expenses increased by $2,418,000 or 24%, during the nine months ended September 30, 2006, from the same period in 2005. The increase was a result of expenses related to employee costs and benefits increasing by $1,605,000, primarily due to the additional staff from the Clark Oil and Queen Oil acquisitions, an increase in trucking costs of $1,306,000, offset somewhat by decreases in other operating costs. Operating expenses per gallon sold increased to $0.119 for the nine months ended September 30, 2006, from $0.099 for the corresponding period in 2005 due to the reasons noted above for the increases in operating expenses, offset in part by an increase in volumes sold of 4%.

General and administrative expenses. General and administrative expenses increased $1,771,000, or 20% during the nine months ended September 30, 2006, from the same period in 2005. Personnel costs associated with staff increases and related increases in health and other benefits amounted to an increase of approximately $1,377,000. We also recognized a $193,000 expense relating to a non-cash stock award to our former President during the nine months ended September 30, 2005, under the terms of a Restricted Stock Agreement. We also incurred an increase of $467,000 of additional credit card, bank and network transaction fees in 2006 compared to 2005, which was related to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Increases in various other general and administrative expenses contributed to the remaining increase.

Interest. Interest expense was $3,418,000 and $2,166,000 for the nine months ended 2006 and 2005, respectively. The average amounts of applicable interest bearing debt during the nine months ended September 30, 2006 and 2005, were $50,222,000 and $43,306,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark acquisition and capital expenditures financed. Our effective annualized interest rate was 9.1% for the nine months ended September 30, 2006, as compared to 6.8% for the nine months ended September 30, 2005.

Income Tax Expense. Income tax expense was $865,000, 37% of pre-tax income, for the nine months ended September 30, 2006, compared to $420,000, 41% of pre-tax income, for the same period in 2005. The increase of $445,000 is due to a $1,308,000 increase in income before income tax expense for the 2006 period. The reduction in the effective tax rate to 37% from 41% is due to a significantly greater increase in the pre-tax income than in certain expenses that are not deductible for tax purposes.

Net Income. As a result of a combination of the factors described above, our net income increased by $863,000 to $1,457,000 for the nine months ended September 30, 2006, from $594,000 for the corresponding period in 2005.

Liquidity and Capital Resources

General

The cost of our products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in us not being able to pass these costs through to our customers on a timely basis and could have a negative impact on our margins of profit. Most of our debt is subject to interest at floating rates and, as a result, increases in interest rates will have a negative effect on our costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on our operating, investing and financing cash flows.

Net Cash Provided By/Used In Operating Activities

Net cash provided by operating activities amounted to $1,788,000 for the nine months ended September 30, 2006, as compared to net cash used in operating activities of $10,453,000 in 2005, resulting in an increase in cash provided of $12,241,000. Net income for the nine months ended September 30, 2006, was $1,457,000, an increase of $863,000 from net income of $594,000 for the same period in 2005. The non-cash items of depreciation and amortization, deferred income taxes and other increased by $497,000 for the nine months ended September 30, 2006, from the nine months ended September 30, 2005. This includes recognition of $193,000 relating to a non-cash stock award to our former President under the terms of a Restricted Stock Agreement for the nine months ended September 30, 2005. Effective January 1, 2006, we adopted SFAS No. 123(R) and compensation cost that has been charged against income was $168,000 for the nine months ended September 30, 2006. For 2006, accounts receivable increased $5,393,000, accounts payable increased $2,667,000, accrued expenses increased $1,612,000, and accrued income taxes increased $72,000, as compared to 2005, when accounts receivable increased $17,251,000, accounts payable increased $8,412,000 and inventories increased $2,921,000.

Net Cash Used in Investing Activities

Net cash used in investing activities was $13,776,000 for the nine months ended September 30, 2006, and $2,999,000 for the same period in 2005, a net change of $10,777,000. Cash expenditures for property, plant and equipment for 2006 totaled $1,648,000 as compared to $1,228,000 for 2005. The primary use of cash in 2006 was $11,994,000 for the acquisition of the Queen Oil assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $17,279,000 for the nine months ended September 30, 2006, as compared to $13,570,000 for 2005, an increase of $3,709,000. In 2006, we had net borrowing of $5,353,000 under our revolving credit facility and repaid $1,262,000 of our term notes payable. Additionally, we received proceeds of $13,437,000, net of issuance costs, for the issuance of common and preferred stock. For the nine months ended September 30, 2005, we had net borrowings of $13,494,000 under our revolving credit facility and repaid $805,000 of our term notes payable and received proceeds of $1,098,000, net of issuance costs, for the issuance of common stock.

Capital Resources

We currently have four credit facilities: a revolving line of credit, and three term loans, including (i) a term loan, due November 1, 2009, with a balance at September 30, 2006, of approximately $4,048,000, (ii) a term loan, due October 3, 2010, with a balance of approximately $1,087,000, and, (iii) a term loan, due October 10, 2009 which has a balance of approximately $1,296,000.

Our revolving line of credit provides for borrowing of the lesser of $55,000,000 or a borrowing base, which establishes a borrowing limit based on our accounts receivable, inventory, rolling stock and certain other assets at varying established advance rates. The revolving line of credit is secured by accounts receivable, inventory, cash value of life insurance polices, rolling stock and a limited personal guarantee by our principal stockholder. Interest is payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option, (8.33% at September 30, 2006). The revolving line of credit matures on September 30, 2007, and was amended in March 2006, effective as of November 30, 2005 to, (i) amend a financial covenant to be more favorable to us, and (ii) increase the interest rate on $3,000,000 of the revolving line of credit to prime plus 3.0%. As of September 30, 2006, $44,303,000 had been borrowed under the revolving line of credit, and is shown in the accompanying consolidated balance sheet as a current liability because it formally matures on September 30, 2007. We are currently in discussions with the lender for, among other things, a renewal and extension. Although there can be no assurances, we have no reason to believe that the lender would not renew and extend our revolving line of credit on a long term basis.

The term loan due November 1, 2009, has a principal balance of $4,048,000. The interest rate of the term loan is prime (as defined) plus 1.5% (9.75% at September 30, 2006), and is payable in monthly installments of $65,500 plus interest with the balance due at maturity. The term loan is secured by a first lien on certain assets of Eddins-Walcher Company, including but not limited to, equipment (excluding rolling stock), real estate, storage tanks and certain guaranties, including the personal guarantee of our principal stockholder. The term loan provides for certain financial covenants including the maintenance of a current ratio and net worth requirements.

The term loan due October 10, 2009, has a principal balance of $1,296,000. The interest rate for the term loan is prime plus 1% adjustable annually on October 10 (7.75% at September 30, 2006). Principal and interest in the amount of $14,657 is payable monthly with the balance due at maturity. The term loan is secured by property, plant and equipment of our subsidiary, Three D Oil of Kilgore, Inc., and contains certain financial covenants. This term loan was amended in March 2006, effective as of June 30, 2005, to amend a financial covenant to be more favorable to us.

The term loan due October 3, 2010, has a principal balance of $1,087,000. The term loan is payable in monthly principal installments of $14,689 plus interest at prime plus 1.5% (9.75% at September 30, 2006). The debt is secured by first lien on the property, plant and equipment acquired through the Clark Oil acquisition.

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

The assets were acquired for (i) $1,200,000 cash and (ii) debt financing of $1,000,000, in the form of two promissory notes to the Clark Oil shareholders, each in the principal amount of $500,000, bearing 8% interest, as amended, with payments due in equal monthly installments continuing until June 27, 2010 and (iii) payables to the Clark Oil shareholders in the amounts of $1,323,000 for the accounts receivable and, $760,000 for the inventory, leaving a balance of $1,400,000 which was to be paid after we secured additional bank financing. Upon attaining such financing in November 2005, we paid the shareholders of Clark Oil $1,400,000 and paid the accounts receivable payable and inventory payable as per the terms of the purchase agreement.  At the closing of the Clark Oil acquisition, we had accrued $327,000 in transaction expenses, and since then have incurred additional transaction expenses related to the acquisition in the amount of $240,000, of which $34,000 was incurred in the nine months ended September 30, 2006. All of the transaction expenses have been allocated to goodwill.

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

The assets acquired were in the amount of $11,666,000 and consisted of property, plant and equipment of $6,225,000, accounts receivable of $4,218,000 and inventory of $1,223,000. In addition, $218,000 of transaction costs have been incurred, of which $167,000 has been allocated to property, plant and equipment and $51,000 has been allocated to goodwill.

As consideration for the acquisition of the assets, we paid approximately $6,225,000 in cash. Pursuant to the agreement, in April 2006, we paid $2,000,000 for 50% of the estimated outstanding accounts receivable, and $500,000 for 50% of the value of the inventory. We paid Queen an additional $2,831,000 in August 2006, which was the accounts receivable balance that had been subsequently collected and the agreed upon value of the inventory, less the original cash payment of $2,500,000.

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

On April 25, 2006, we sold a total of 6,050 shares of our Series A 8% Convertible Preferred Stock, which has a liquidation preference, an optional conversion by the holder into common stock at an initial conversion price of $1.50, anti-dilution protection, an optional redemption after five years by the holder and special certain voting rights. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate of 8% per annum, payable quarterly, provided, however, that for one year from March 31, 2006, the Company may, at its discretion, pay the 8% dividend in shares of the Company’s common stock based on a computed average stock price and subject to certain share registration requirements. The Series A Preferred Stock was sold in a private placement to seven investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. We sold the shares of Series A Preferred Stock for $1,000 per share, resulting in gross proceeds of $6,050,000. Our net proceeds from the sale were $5,626,500 after payment of a commission and fees of approximately $423,500.

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

Other

In mid 2005, the Texas State Comptroller’s Office initiated an audit related to our fuel tax returns for the years 2001 through 2003. Based on the information available in the third quarter of 2005, we estimated the potential loss from a future tax assessment to be approximately $372,000 and accrued the expense. As of September 30, 2006, we accrued an additional $680,000, which includes accrued interest, because we believe our exposure is greater than we initially determined. The audit has continued through the date of this report and there has been no formal assessment made. Although there can be no assurance until the audit has been finalized, management believes it has accrued amounts sufficient to cover any potential resulting liability. The timing of the cash requirement for payment of the assessment is not able to be determined until the audit has been finalized, a formal assessment made, and any appeal process concluded.

Capital Expenditures

During the nine months ended September 30, 2006, we incurred capital expenditures of approximately $2,598,000 to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and capital leasing arrangements.

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

Interest Rate Risk

Our revolving line of credit and three term loans are subject to interest at floating rates above the prime rate (as defined) and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At September 30, 2006, we had approximately $52,840,000 of debt subject to floating rates of interest. An increase of 100 basis points from the September 30, 2006, rates would increase our interest expense by approximately $528,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures (i) are effective to ensure that information disclosed by us in reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, Al Tamasebi, alleged, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing and was seeking $300,000. In November 2006, this proceeding was dismissed with prejudice.

ITEM 1A. RISK FACTORS

Other Items in this Quarterly Report on Form 10-Q describe risks and uncertainties associated with our business, including risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by forward-looking statements contained in this Quarterly Report and in other statements we make publicly. A more complete description of a number of primary risk factors associated with our business, and which could cause our results to differ materially from the results expressed or implied by our forward-looking statements contained in this Quarterly Report or elsewhere, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented and updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006. Other than the updated risk factors presented below, there have been no material changes from the risk factors disclosed in those prior reports.

Our principal shareholder has substantial influence over our business and his interests may differ from other shareholders.

Our principal shareholder is Thomas Kelly, our Chairman, who beneficially owns 5,035,000 shares of our common stock, or approximately 22.7% of our voting stock at September 30, 2006 (including the voting rights of the Series A Preferred Stock). Therefore, Mr. Kelly has the ability to substantially influence the outcome of matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

*  filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

November 13, 2006	by:	/s/ Bobby W. Page
Bobby W. Page
Vice President and Chief Financial Officer