Form 10-K
period 2006-12-31
UNITED FUEL & ENERGY CORP
filed 2007-03-29
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 333-68008

UNITED FUEL & ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-2037688
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

405 N. Marienfeld, 3rd Floor, Midland, Texas	79701
(Address of Principal Executive Offices)	(Zip Code)

(432) 571-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

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
Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $9,149,118 based on the closing price of $1.85.

There were 14,115,066 shares of common stock of the Registrant outstanding as of March 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

UNITED FUEL & ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Unless the context otherwise requires, the terms “United Fuel,” the “Company,” “we,” ”us,” “our,” and “UFE” refer to United Fuel & Energy Corporation, a Nevada corporation together with its consolidated subsidiaries.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and other similar expressions. These forward-looking statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	Risks and uncertainties with respect to the actions of competitive distributors of refined petroleum products in our markets;

•	The demand for and supply of crude oil and refined products;

•	The possibility of constraints on the transportation of refined products;

•	The possibility of slowdowns or shutdowns in refinery operations or pipelines;

•	Effects of and/or changes in governmental regulations and policies, including federal and state tax laws;

•	The availability and cost of our financing and the impact of changes in interest rates;

•	The effectiveness of our marketing strategies;

•	Our ability to purchase and successfully integrate any future acquired operations;

•	The possibility of terrorist attacks and the consequences of any such attacks;

•	General economic conditions including unexpected changes in operating expenses and capital expenditures; and

•	Other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

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

Item 1. Business.

Company Overview

We are one of the largest distributors of fuel, including gasoline, diesel, propane and lubricant products to customers in rural markets in the southwestern and south central United States. We differentiate ourselves from our competitors by providing industry leading service and reliability to our customers. We market our products and services under the established trade names of “Eddins-Walcher (EWC),” “Three D Oil (TDO),” “Clark Oil,” “Queen Oil” and “Ackerly Oil.” These trade names have a reputation in our industry as being leading service providers based on the decades of operating history and experience, which we have attained through our acquisitions. We have a leading market position in the Permian Basin providing fuel to approximately 72% of the oil and gas drilling rigs in the market area. We believe we can increase our market share in our existing markets by providing superior customer service and reliability in what is normally a commodity business. We also plan to selectively acquire companies that strategically close geographic gaps in our existing markets in Texas, New Mexico and Oklahoma along with opportunities we find in noncontiguous markets.

On February 7, 2005, we became a public company through a reverse merger. Our common stock currently trades on the OTC Bulletin Board under the ticker “UFEN.OB.” In the future, we intend to apply for listing on one of the national stock exchanges or on the NASDAQ national market.

During the year ended December 31, 2006, we sold an aggregate of approximately 136.4 million gallons of product, consisting of approximately 121.6 million gallons of diesel and gasoline, 4.4 million gallons of lubricants and 10.4 million gallons of propane through our distribution system. During 2006, we distributed our products in the following geographic markets:

• West Texas	58%
• Eastern New Mexico	28%
• Southeast Oklahoma	8%
• East Texas	6%

We currently serve the following customer base:

• Oil field and rig support	64%
• Commercial and industrial	29%
• Agricultural	4%
• Consumer propane	3%

We purchase fuel products from companies such as Alon, Navajo and Shell and lubricants from companies such as Shell, ExxonMobil and Citgo, as well as from Basin Tech, which supplies our private label line of lubricants, and distribute these products to a variety of customers throughout the southwest United States.

Recent Acquisition Activity

In June 2005, we acquired certain assets of Clark Oil Company, used in the sale and distribution of bulk fuel and lubricant products, packaged lubricants and bobtail fuel deliveries. In April 2006, we acquired certain assets of Queen Oil & Gas used in the distribution of bulk fuel and cardlock facilities. In December 2006, we acquired the bulk fuel distribution assets of Ackerly Oil. Subsequent to year end, we acquired nine cardlock sites from Your Pump, Inc. and three cardlock sites from another third party. In February 2007, we entered into an agreement to purchase the assets of Reamax Oil Company, Inc. We continue to seek other favorable acquisition opportunities in the fuel and lubricant distribution industry.

Operations

We distribute and sell fuels and lubricants to a diverse base of industrial, commercial and residential customers. As of December 31, 2006, we operated through 111 public and private cardlock sites and 19 branch offices. We employ approximately 275 personnel in our business.

We sell products to our customers primarily through the following methods:

•	wholesale distribution of fuels and lubricants;

•	unattended cardlock facilities; and

•	residential and commercial propane delivery.

Wholesale Distribution of Fuels and Lubricants
A large number of the fuel and lubricants we deliver require personnel and trucks that specialize in delivering those products to oilfield-based equipment. Our fleet of approximately 415 vehicles and trailers ranges from half ton pick-up trucks to large bobtail and other trucks capable of carrying up to 100,000 pounds, which are used to move products and equipment to various locations.

•
Fuels - We transport fuel, including gasoline, diesel, kerosene and aviation gasoline, using our own fleet of bobtail trucks and tank transports. In addition, we specialize in supplying standby bobtail services to oil field service companies. We sell and distribute these fuel products to a diverse customer base, including drilling rigs, city and state agencies, gas stations, trucking companies and oilfield service companies.

•
Lubricants - We transport lubricants, including gear oil, gas engine oil, heavy duty motor oil, hydraulic oil, transmission oil, specialty high temperature tolerant greases and synthetics, using our fleet of trucks to a variety of industrial and commercial customers, which include power generation facilities, gas engine compressors, commercial vehicle fleets, and oilfield equipment.

Cardlock Operations

Our cardlock operations are focused on enabling commercial vehicles and fleets to refuel at convenient unmanned locations in a safe and secure environment. The typical cardlock site is a one to two acre facility, generally located on the outskirts of commercial areas or on business loops. Our cardlock sites have access that readily accommodates the low maneuverability of the large vehicles that utilize the sites. Some sites have higher canopies covering the pumps to accommodate large eighteen-wheeled vehicles and trailers loaded with equipment. Pursuant to the specific parameters as outlined by each customer, we typically issue each user a proprietary card that gives that user access to specific types of fuel. To access the fuel pump, the user inserts the proprietary card into the card reader and enters certain information, including a PIN (personal identification number), the odometer reading and the user’s vehicle number.

Propane Distribution

The majority of our branch offices have bulk propane storage facilities. We purchase propane from suppliers such as DCP Midstream, Sacramento Energy Resources and Dynegy, depending on the geographic location. We deliver propane, using our fleet of trucks, to customer locations. Some customers may own their own propane tanks, but typically, we supply them. We own approximately 7,300 propane tanks, which vary from 250 to 6,000 gallons.

Customers

We market our products and services to a broad range of customers, including (i) fuels to oil and gas exploration and production companies, well servicing companies, city and state agencies, construction and trucking companies, (ii) lubricants to a variety of industrial and commercial customers, and (iii) propane to commercial and residential customers.

We have a diversified customer base and for the year ended December 31, 2006, no customer accounted for 10% or more of our consolidated revenues.

Industry Overview

The fuel and lubricant distribution industry comprises establishments with bulk liquid storage facilities primarily engaged in the wholesale distribution of petroleum-based products, including liquefied petroleum gas, lubricants, propane and other fuels. Distributors deliver gasoline, diesel, propane, kerosene, lubricants and other petroleum-based products via fleets of tanker trucks, trailers, and bobtail trucks. Typical end-users include oilfield service companies, mining operations, auto dealerships and service centers, gas stations, trucking companies, the residential sector and other various industrial users. Typical industrial lubricant products include gear oil, gas engine oil, heavy duty motor oil, hydraulic oil, transmission oil and grease for use in a variety of industrial and commercial power plants, engines, compressors and vehicles.

According to the Energy Information Agency, U.S. petroleum consumption is expected to increase 25% through 2025 despite average crude oil prices remaining above $45.00 per barrel during that time period. This growth in demand is likely to lead to continued oil exploration, drilling and refining efforts. Demand for oilfield equipment and services, and related fuel and lubricant needs, is directly related to the level of expenditures by the oil and natural gas industry for the exploration, development and production of crude oil and natural gas reserves. With crude oil prices expected to remain relatively high, drilling activity and thus demand for oil field and rig support services is expected to remain strong.

Our Strategy

Our goal is to become the premier single source provider of fuel and lubricant products to a diverse customer base throughout rural markets in the southwest and south central United States. We believe we have a reputation in our industry as a superior provider of customer service and that our competitive advantage will be strengthened by our ability to help end users meet their fueling needs. We intend to continue to offer same day delivery to our customers and focus on their end-user needs. We currently operate in rural markets in Texas, eastern New Mexico and southeast Oklahoma and plan to expand and increase our market penetration throughout the rural markets of these existing markets and in other rural markets where business conditions are favorable. We plan to use a combination of selective acquisitions and organic growth initiatives to expand our service footprint and capabilities to meet our customers’ desire to deal with a large supplier that can deliver a wide range of products over a broad geographic territory.

Selective Acquisitions

There is significant customer demand for a single source supplier of fuels and lubricants in our target markets. We plan to selectively acquire companies in our target markets that strategically fit our goal of becoming the premier single source provider of fuel and lubricant products throughout the southwest and south central United States. We will initially focus on companies that will fill in geographic gaps in our existing markets in Texas, New Mexico and Oklahoma along with opportunities we find in noncontiguous markets. We will also look for companies that provide customer and industry diversification to our existing base of business.

Selective acquisitions bring several benefits to our growth strategy and operations, including:

•
Extended geographic reach - Many of our fuel and lubricant customers are large and operate across a large regional or national footprint. Selective acquisitions enable us to expand our service area into markets where our key customers have operations and would like us to service them.

•
Geographic and customer diversity - Selective acquisitions will provide geographic diversification and reduce customer and industry concentration. For example, our current customer base is heavily weighted in the oil and gas industry. The Clark Oil acquisition added diversification because it primarily services mining companies in southeast Oklahoma, which reduces our reliance on the oil and gas industry.

•
Increased financial and operational scale - To become a single source provider in servicing customers across a larger geographic expanse and in greater volumes, selective acquisitions can give us the financial and operational scale necessary to meet customer needs.

•
Increased market share - As we increase our geographic presence and operations, we believe we will be one of a few fuel and lubricant distributors able to meet customers’ diverse needs on a large scale. We believe that this scale, coupled with industry leading customer service and reliability, should enable our customers to increasingly rely on us to service their needs, rather than relying on multiple distributors.

•
Operating synergies and buying power - As we gain critical mass through acquisitions, we believe certain duplicative overhead and operational costs can be eliminated through the integration of all services. As we grow, we believe our purchasing power will enable us to command favorable product pricing while maintaining sales prices, which would favorably impact our gross profit.

Organic Growth

With our operating experience, we believe we have developed a business model based on superior customer service and reliability. We believe we can increase our market share in our target markets by building on that model. Our strategy is not to be the least expensive fuel and lubricant supplier in our markets, but to add value to the supply and distribution process for our customers. There are several organic growth initiatives we are pursuing to increase market share in target markets which include:

•
Upgrading existing cardlock sites and development of new ones - Our target markets have a strong concentration of our core customers and sufficient potential to attract new customers that we believe will justify the upgrade of our existing cardlock sites, as well as the development of new ones. Cardlocks in areas with high concentrations of our core customers have average fuel volumes of approximately 170,000 gallons per month.

•
Identification of new end-markets for fuel and lubricants - Several of our customers that operate on a regional or national level have asked us to provide fuel and lubricant supply services in markets that we do not currently serve, but are targeting for expansion. In addition, we are looking to focus on the automotive segment, such as car dealerships and repair shops, and the growing commercial and industrial segments, such as machine shops and smaller fleets.

•
Implementation of modern technologies - We believe that implementation of modern technologies into our business, such as tracking technologies for use in our distribution chain, will enable us to differentiate our service and provide additional value to our customers.

Competition

The principal bases on which we compete are the reliability and quality of service, responsiveness to customer needs, the price of products, the location of facilities, and the availability of the products. We believe our competitive advantages are as follows:

•	We have built a solid reputation for the timely delivery of the product ordered, upon which our customers have come to rely.

•	We have a highly professional, well trained and courteous staff that is responsive to meet the needs of our customers 24 hours a day, seven days a week.

•	Our relationships with our principal suppliers and the significance of our competitive position in our market areas allow us to provide competitive pricing.

•
We have 111 public and private cardlock sites that are strategically located, built to accommodate the large vehicles that many of our customers utilize in their fleets, equipped for fast fueling of larger fuel tanks and situated in the market areas necessary to meet the needs of our customers.

•
Our relationship with our principal suppliers and their product offerings that are available to us allows us to provide the products requested by our customers and the maintenance and operation of rolling stock specially designed to meet customer needs, which provides for the timely, cost effective and safe delivery of those products to the customer.

•
Our relationship with our primary customers affords us ongoing communication that provides us with information about our competitive environment and allows us to strategically plan for changes in our marketplace.

The fuel and lubricant distribution business is highly competitive. Our competitors are both larger and smaller than we are. Larger competitors may have substantially greater financial resources than us, which may provide them with competitive advantages, some of which may be (i) a greater ability to secure credit from lenders and suppliers and capital from the market place, which could allow them greater buying power with suppliers and greater capital for acquisitions; (ii) the ability to obtain price and volume advantages from suppliers enabling them to be more price competitive; (iii) a more geographically diverse network of locations to take advantage of supply and demand of products at various locations and to provide a buffer against localized soft economic conditions; and (iv) the ability to enhance or develop technology. Smaller competitors in certain of our market areas, which may have lower infrastructure or overhead costs than us, may seek to gain market share by offering lower prices for their products.

Working Capital

Our business requires us to use substantial working capital for purchasing product and payment of labor costs prior to receiving payments from customers. The largest cost, fuel we purchase for resale to customers, generally must be paid within 10 days of purchase. We invoice customers throughout the month for bulk sales, and usually at month end for cardlock sales. The average collection time is approximately 50 days.

We have a revolving line of credit that was refinanced in March 2007. It provides for a revolver of $70 million and, in addition, term loans of $20 million, $14million of which are term loans for acquisitions. This provides for our normal working capital needs, as well as an available source for funding acquisitions and growth.

Raw materials

Diesel fuel, gasoline and propane are commodities which are refined and distributed by numerous sources. We purchase unbranded fuel from multiple suppliers at market prices and in some cases we qualify for discounts based on certain criteria. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our fuel at the lowest prices, taking into consideration such factors as distance to and from the supplier and the customers’ delivery location. Our commodity price risk is partially mitigated because we purchase and deliver fuel daily and generally utilize cost plus pricing when billing customers.

We purchase lubricants from branded and unbranded suppliers in bulk and in prepackaged containers. Lubricants are distributed and sold to our customers in bulk, prepackaged or repackaged by us to meet specific customer needs. The pricing of lubricants to our customers is on a cost plus basis.

Seasonality and Cyclical Trends

Other than our sale of propane, we do not experience any material seasonality or cyclical trends in our business. Because the greatest use of propane is related to residential home heating, the propane distribution segment of our business is highly seasonal, characterized by peak demand typically during the colder months of October through February. However, our propane revenues only comprised approximately 5% of our consolidated gross revenues for 2006 and 2005.

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

Although we believe we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. There could be an adverse affect upon our operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

The remediation of any environmental contamination at our sites is either (a) included in state funds for which the state has the direction and control of remediation efforts (and for which we have not been determined to bear responsibility), or (b) substantially covered by insurance. We utilize above ground and underground tanks in our operations.

Above ground tanks are not insured under our environmental insurance policies. We have built containment areas around these types of tanks to safeguard against possible leaks or spills. We believe it is not necessary to insure these tanks because they are in locations that allow our employees to visually inspect them, and they are in containment areas, so in the event of a spill, the Company has sufficient time to remove any spilled products before they may enter the groundsoil.

Underground tanks, which we do insure, subject to a deductible per occurrence, are inspected and tested as required by federal and state regulations. Furthermore, the products stored in these tanks are inventoried by electronic devices and reconciled on a regular basis, which also affords us the ability to monitor inventory variances which could be caused by a leak. As noted above, we are not aware of any material noncompliance with regulations at this time.

We also maintain a general liability policy and an umbrella policy that protect against possible spills due to accidents or mishaps at our customers’ locations. We believe this is sufficient because no business is conducted near any waterways or densely populated areas. Should we begin to conduct business in any of these areas, we will review our insurance coverage and assess the increased risk.

Corporate History

Our company was incorporated on April 5, 2000, under the laws of the State of Nevada under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to “Brands Shopping Network, Inc.” On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation, which was formed in 1998 for the purpose of consolidating certain companies which distributed gasoline, diesel, propane and lubricants. In conjunction with this acquisition, we changed our name to “United Fuel & Energy Corporation.”

Employees

As of December 31, 2006, we had 262 full time employees.

Item 1A. Risk Factors.

Risks Related to Our Business

We may be unable to successfully execute our acquisition strategy.

Our future growth strategy involves the acquisition of wholesale fuel, propane and/or lubricant distribution and resale companies or other related entities and businesses in existing and new markets. While we have completed the acquisitions of Clark Oil, Queen Oil & Gas, Ackerly Oil and twelve cardlock sites, there can be no assurance that we will be able to locate or make subsequent acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into our business. Acquisitions involve risks that could adversely affect our operating results, including management commitment; integration of the operations and personnel of the acquired operations; write downs of acquired intangible assets; and possible loss of key employees and customers of the acquired operations.

We also may issue shares of common stock or other securities in connection with acquisitions, which could result in the dilution of the voting power of existing shareholders and could dilute earnings per share. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including the following:

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

Any of these factors may divert our management’s time and resources in running our operations, and may otherwise have a material adverse effect on our business.

We are heavily dependent on a few suppliers.

For the year ended December 31, 2006, two suppliers furnished an aggregate of 40% of our product. For the year ended December 31, 2005, we purchased approximately 37% of our product from one supplier. If these suppliers were unable to continue to provide these commodities at reasonable prices, we believe we could obtain alternative suppliers without significant disruption to our operations; however, there can be no assurance that we would be able to obtain alternate suppliers.

Our business is subject to the pricing volatility of the petroleum markets.

Many of our petroleum and fuel-oriented products are commodities which are refined and distributed by numerous sources. We purchase fuel delivered to our customers from multiple suppliers at market prices. We monitor fuel prices and trends in each of our markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Our commodity price risk is mitigated because we purchase and deliver our fuel supply daily and utilize cost-plus pricing to our customers. If we cannot pass on the additional costs to our customers, our margins would decrease and a loss could be incurred. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel, gasoline and propane may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide bulk fueling services and impact our profitability.

Sudden oil and gas price increases due to, among other things, our inability to obtain adequate quantities from our usual suppliers, may adversely affect our operating results.

Our profitability is largely dependent on the difference between our wholesale cost and retail price. Our products are a commodity, and the unit price we pay is subject to volatile changes in response to changes in supply or other market conditions over which we have no control. The supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring our fuels from other suppliers might be materially higher on a short-term basis. Since we may not be able to pass on to our customers immediately, or in full, all increases in the wholesale cost of fuel, these increases could reduce our profitability. We cannot assure you that future volatility in supply costs will not have a material adverse effect on our profitability and cash flow.

We are dependent on our executive officers and other key employees.

Our future success will be largely dependent on the continued services and efforts of key members of our management. The loss of the services of one or more of these key individuals could have a material adverse effect on our business. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us.

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

We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our business or a decline in general economic conditions. We had $49,800,000 in secured and unsecured debt outstanding as of December 31, 2006. We may continue to borrow funds to finance acquisitions as well as other business or corporate purposes. Our debt obligations could increase substantially because of the debt levels of companies that we may acquire in the future.

Such a large amount of indebtedness could have negative consequences for us, including:

•	limitations on our ability to obtain financing in the future;

•	much of our cash flow will be dedicated to debt service obligations and unavailable for other purposes;

•	the high level of indebtedness may limit our flexibility to deal with changing economic, business and competitive conditions; and

•	the high level of indebtedness could make us more vulnerable to an increase in interest rates, a downturn in our operating performance or decline in general economic conditions.

Failure to comply with the covenants in the agreements governing the terms of our indebtedness could be an event of default and could accelerate our payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.

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

Our operations are subject to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as oil, gasoline and propane. As a result, we may be subject to claims related to these operating hazards arising in the ordinary course of business. We maintain insurance for general, product, workers’ compensation and automobile liabilities. We cannot guarantee that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that the levels of insurance we maintain will be available at economical prices.

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

We operate in a highly competitive industry and face competitors that may have greater resources or are more focused.

The fuel service provider industry is highly competitive. Some of our competitors are large regional and national companies that may have significantly greater financial resources than we do. Like us, many of our competitors offer a wide variety of products and compete principally on the basis of customer service. If these competitors substantially increase the resources they devote to enhancing their level of customer service and marketing competitive products, we may not be able to compete effectively. Any consolidation among our competitors could augment their level of customer service and financial resources, further improving their competitive position. In addition, some of our competitors operate in narrow business areas relative to us, allowing them to concentrate their efforts directly on products and services for those areas, which may constitute a competitive advantage.

The risk of terrorism and political unrest in the Middle East may adversely affect the economy and the price and availability of oil.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and political unrest in the Middle East may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on the oil industry in general, and on us in particular, is not known at this time. An act of terrorism could disrupt crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities. Terrorist activity may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital.

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

Our principal shareholder is Thomas Kelly, our Chairman, who beneficially owns 4,788,500 shares of our common stock, or approximately 22% of our voting stock at March 16, 2007, including the voting rights of the Series A Preferred Stock. Therefore, Mr. Kelly has the ability to substantially influence the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

We may be exposed to potential risks from recent legislation requiring companies to evaluate internal controls under section 404 of the Sarbanes-Oxley act of 2002.

We must comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to disclosure controls and internal controls over financial reporting. As a result, we expect to incur additional expenses and diversion of management’s time. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (SEC). Any such action could adversely affect our financial results and could cause our stock price to decline.

Risks Related to our Common Stock

Our common stock is quoted on the OTC bulletin board and could be subject to extreme volatility.

Our common stock is currently quoted under the symbol “UFEN.OB” on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being traded on the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility requirements to ensure our common stock remains on the OTC Bulletin Board. Our failure to meet such eligibility requirements and the subsequent removal of our common stock from the OTC Bulletin Board would have a material adverse affect on the liquidity of our common stock.

Our common stock may not continue to be traded on the OTC Bulletin Board.

We cannot provide assurance that our common stock will continue to be eligible to trade on the OTC Bulletin Board. If our common stock should cease to trade on the OTC Bulletin Board and fail to qualify for listing on another stock exchange or trading system, our common stock would be listed for trading only on the “Pink Sheets,” which generally provide an even less liquid market than the OTC Bulletin Board. In such event, investors may find it more difficult to trade our common stock or to obtain accurate, current information concerning the market price for our common stock.

We may issue stock through another securities offering that could dilute shareholder ownership interest.

If we issue equity, equity-related or convertible debt securities through a securities offering, these securities may have rights, preferences or privileges senior to those of the current holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of the current holders of our common stock.

In addition, our Board of Directors is authorized to grant, without obtaining shareholder approval, shares of stock having rights, privileges and designations as they determine. Therefore, our Board of Directors could grant shares of stock that would have preferential liquidation, distribution, voting, dividend or other rights.

We have not paid cash dividends on our common stock and it is unlikely that we will pay cash dividends in the foreseeable future.

The Board of Directors has not declared or paid cash dividends on its common stock, and does not anticipate paying dividends in the foreseeable future. It is anticipated that any future earnings will be retained for use in regular business operations.

The application of the “penny stock” rules could adversely effect the market price of our common stock.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. These rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions subject to these rules, the broker-dealer must make a special determination of suitability for the purchase of securities, have received the purchaser’s written consent to the transaction before the purchase, and have delivered a prepurchase disclosure schedule as prescribed by the SEC as it relates to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our common stock and may affect a shareholder’s ability to trade the common stock.

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

Our common stock is thinly traded, which could make it difficult to trade shares of our common stock at predictable prices or at all. Trading of a large volume of our common stock may also have a significant impact on the trading price of the common stock. The market price of our common stock may also be subject to significant fluctuations in response to our operating results, announcements of new products or services, market expansion by us or our competitors, changes in general conditions in the economy, the financial markets, or other developments and activities affecting us, our customers, or our competitors, some of which may be unrelated to our performance. This price volatility could make it difficult to trade shares of our common stock at predictable prices or times.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a list of our active facilities by geographic markets served as of December 31, 2006:

Geographic Location	Cardlock Sites	Branch Offices
West Texas	60	11
Eastern New Mexico	27	3
Southeast Oklahoma	17	3
East Texas	7	2
Total	111	19

We believe that the size, location, storage capacity and functionality of our facilities are adequate for our current operations. Subsequent to year end, we purchased nine cardlock sites in east Texas and three sites in west Texas. We own the majority of our branch office locations, and lease approximately half of the real estate associated with our cardlock sites. Our owned properties and equipment located on our leased and owned properties serve as security for our revolving credit facility.

Item 3. Legal Proceedings.

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceedings to which we are a party or our assets are subject to at December 31, 2006.

On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, al Tamasebi, alleged, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing, and was seeking $300,000. In November 2006, this proceeding was dismissed with prejudice.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “UFEN.OB”. The following table sets forth the range of high and low sales prices per share of our common stock for each full quarter of the last two completed fiscal years, adjusted to reflect the one-for-40 reverse split effected January 31, 2005.

	High	Low
2006
First Quarter	$2.00	$1.56
Second Quarter	$2.00	$1.60
Third Quarter	$1.80	$1.20
Fourth Quarter	$1.55	$1.20

	High	Low
2005
First Quarter	$1.95	$1.16
Second Quarter	$2.45	$1.25
Third Quarter	$2.35	$1.25
Fourth Quarter	$3.50	$1.20

Note: United Fuel & Energy Corporation’s reverse merger was completed on February 7, 2005.

As of March 20, 2007, the last reported sales price of our common stock on the OTC Bulletin Board was $1.56 per share.

Holders

As of March 20, 2007, there were approximately 163 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid dividends on our common stock. We do not anticipate paying dividends in the foreseeable future on our common stock. Certain covenants in our loan documents restrict the payment of dividends on our common stock.

Equity Compensation Plans

At December 31, 2006, a total of 2,000,000 shares of common stock were authorized for issuance under our equity compensation plans. In the table below, we describe certain information about these shares and the equity compensation plans which provide for their authorization and issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,601,516	$1.51	398,484
Equity compensation plans not approved by security holders	-	-	-
Total	1,601,516	$1.51	398,484

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of future operations or financial results.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data (in thousands)
Revenues	$335,741	$283,588	$180,582	$146,345	$121,091
Cost of sales	294,387	251,009	154,803	121,657	98,909
Gross profit	41,354	32,579	25,779	24,688	22,182

Operating expenses	33,254	27,723	22,674	21,072	22,087

Operating income	8,100	4,856	3,105	3,616	95

Other income (expense)
Interest expense	(4,612)	(3,239)	(1,955)	(1,958)	(1,885)
Amortization of debt issuance costs	(474)	(427)	(575)	(774)	(314)
Other income (expense), net	322	299	179	163	70
Total other expense	(4,764)	(3,367)	(2,351)	(2,569)	(2,129)

Income (loss) before income taxes	3,336	1,489	754	1,047	(2,034)

Income tax expense (benefit)	1,349	610	348	458	(637)

Net income (loss)	$1,987	$879	$406	$589	$(1,397)

Net income (loss) per common share:
Basic	$0.09	$0.07	$0.04	$0.05	$(0.12)
Diluted	$0.09	$0.07	$0.04	$0.05	$(0.12)

Weighted average common
shares outstanding:
Basic	13,375	11,751	11,255	11,239	11,239
Diluted	22,063	11,946	11,412	11,239	11,239

Balance sheet data (as of year end)
Working capital	$42,853	$35,303	$27,331	$(11,460)	$17,269
Total assets	94,175	75,555	55,755	44,794	42,557
Long term debt, less current maturities	47,968	47,351	36,481	1,004	29,547
Stockholders’ equity	21,695	6,840	4,400	1,778	1,189

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes thereto that appear elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this report.

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in rural markets in the southwestern and south central United States. We distribute and sell product to a diverse base of industrial, commercial and residential customers, through 111 public and private unmanned cardlock sites and 19 branch offices. Our current operations are in west Texas, eastern New Mexico, southeast Oklahoma and east Texas.

We purchase fuel and lubricant products from wholesale suppliers at market prices, and distribute and sell those products to customers at cost-plus prices. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass on these increases through timely price increases to our customers. The timing of passing these costs through to our customers can significantly affect our margins. In addition, significant price increases in our products increase the amount that we must finance under our revolving line of credit, thereby reducing the amount of funds otherwise available under our revolving line of credit. The effect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins and reduces borrowing needs. The majority of our debt carries interest at floating rates, and as a result, our interest costs fluctuate.

Corporate Background

We were originally incorporated under the name “USA Dealers Auction.com, Inc.”. On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada Corporation and changed our name to “Brands Shopping Network, Inc.” (BSN). On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel - Texas”) through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel - Texas, with United Fuel - Texas being the surviving entity.

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

Debt Refinancing

At December 31, 2006, our revolving line of credit (the “Revolver”) provided for the lesser of $55,000,000 or a borrowing base, as defined, and was collateralized by certain assets. The interest rate was prime plus .5%, or LIBOR plus 3%, at our option. The Revolver was originally scheduled to mature September 30, 2007.

In March 2007 the Revolver was amended to, among other things (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of our principal shareholder.

In addition to the amendment to the revolving line of credit, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing and is secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $5,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $15,000,000. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus .5%, at our option.

Acquisitions

Certain assets of Queen Oil & Gas, which were used in the distribution of fuel and lubricants, were purchased effective April 1, 2006. The asset purchase price was $6,277,000 plus inventory and accounts receivable. The cost of the Queen acquisition was financed through the revolving line of credit.

In late December 2006, certain assets of Ackerly Oil, which were used in the fuel and lubricant distribution business, were purchased. The asset purchase price was $1,225,000 plus inventory. In addition, the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000.

Subsequent to year-end, two other asset acquisitions were completed. A total of twelve cardlock facilities were purchased for an aggregate of $1,510,000 plus inventory and receivables. In addition, we signed an agreement to acquire substantially all of the assets of a fuel and lubricant distributor based in central Arizona.

Equity Transactions

In March 2006, we sold an aggregate of 1,333,333 shares of common stock in private placements for $1.50 per share. Net proceeds from the offerings were approximately $1,860,000 after payment of commissions to our placement agent.

In March and April 2006, we sold an aggregate of 12,800 shares of our Series A 8% cumulative preferred stock for $1,000 per share. Net proceeds from the two offerings were $11,804,000 after payment of commissions, fees and costs.

We issued warrants in 2006 for the purchase of an aggregate of 543,334 shares of common stock at an exercise price of $1.65. Options for the purchase of common stock were also issued to employees during 2006 at prices of $1.50 and $1.60. The majority of all employee options were repriced to $1.50 in November 2006. Outstanding options at year-end were 1,601,516.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent asset and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Inventory Valuation

We state our product inventories at cost using the weighted-average inventory valuation method. Under the weighted-average cost inventory method, a weighted-average cost per unit is recomputed after every purchase. Costs of goods sold are recorded at the most recent weighted average cost.

Long-lived Assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets requires subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded for the years ended December 31, 2006, 2005 or 2004.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of December 31, 2006.

Results of Operations

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales and other revenues. Sales and other revenues increased $52,153,000, or 18.4% for the year ended December 31, 2006, as compared to the same period in 2005. Increased sales prices accounted for 16.4% of the change, with volume increases attributable to 2%. The Clark acquisition, effective July 1, 2005, and the Queen acquisition, effective April 1, 2006, each helped account for the volume increase.

Cost of sales and gross profit. Cost of sales increased $43,378,000, or 17.3% for the year ended December 31, 2006, as compared to the same period in 2005. Increases in crude oil prices, and thus the cost of product purchases, was accountable for 15.1% of the increase, with 2.2% of the change attributable to increases in volumes. As with sales, the Clark acquisition, effective July 1, 2005, and the Queen acquisition, effective April 1, 2006, each helped account for the volume increase. Included in cost of sales for 2006 is a net accrual of $470,000 for a tax assessment related to a fuel tax audit for the years 2001 through 2003. In 2005, we had initially accrued $372,000. These percentage increases rose at levels similar to those for sales. Gross profit increased $8,775,000, or 27% between the two periods, but gross profit as a percentage of sales increased only slightly to 12.3% in 2006 from 11.5% in 2005.

Operating expenses. Operating expenses increased $2,413,000, or 17.4% for 2006 over the same period in 2005. The majority of the increase is payroll and related costs because of the Queen Oil & Gas acquisition for nine months in 2006, and the Clark Oil acquisition for an incremental six months. Common carrier expenses increased $1,591,000 because of greater use related to increased volumes, and fleet maintenance, repairs and lease costs increased $640,000 because of greater use and an expanded fleet. Late in 2006, the Company made arrangements with a third party to satisfy its future needs for trucks of various capacities and suitability. The initial operating lease commitment was for 40 vehicles, with an additional 18 subsequently ordered. As part of the arrangement, the lessor is responsible for all maintenance and repairs. These vehicles will replace as well as expand our current fleet. This arrangement is accounted for as an operating lease, and will therefore affect future operating expenses. Operating expenses per gallon sold increased to $.12 in 2006 from $.10 in 2005, but remained a flat 4.8% as a percentage of revenues.

General and administrative expenses. General and administrative expenses increased $2,366,000, or 18.8% for the year ended December 31, 2006, as compared to the same period in 2005. The majority of the increase is attributable to increased payroll and related personnel costs because of continued growth and expansion, as well as increased costs relating to being a public company. Noncash compensation expense of $243,000 was recorded for the year ended December 31, 2006, which related to expensing of employee stock options.

Interest expense. Interest expense increased $1,373,000, or 42.4% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The average balances of interest bearing debt during the years ended December 31, 2006 and 2005, were $50,118,000, and $45,279,000, respectively. This 10% increase in the average interest bearing balance of debt is a result of the higher cost of purchased product, which increased borrowings under the revolving line of credit, as well as financed capital expenditures. The effective annualized interest rate for 2006 and 2005 was 9.2% and 7.2%, respectively, an increase of 2%.

Income taxes. Income tax expense increased $739,000 for the year ended December 31, 2006, as compared to the same period for 2005. The effective rate for both years is comparable at 40% and 41%, respectively. The two components which cause it to be greater than the statutory rate are nondeductible expenses and state tax expense.

Net Income. As a result of the combination of the factors described above, our net income increased by $1,108,000 to $1,987,000 for the year ended December 31, 2006, as compared to $879,000 for 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales and other revenues. Sales and other revenues increased $103,006,000, or 57.0%, during the year ended December 31, 2005, compared to the corresponding period in 2004. This increase was driven primarily by continued selling price increases, and, to a lesser extent, by volume increases, which includes six months of operations from the Clark Oil acquisition. Selling prices for refined fuels increased approximately 37.8% which accounted for an increase of approximately $67,192,000, due principally to increases in crude oil prices. Sales volumes increased approximately 14.3% which is primarily attributable to higher demand for diesel fuel in our market area and, to a lesser extent, the inclusion of six months of operations from the Clark Oil acquisition.

Cost of sales and gross profit. Cost of sales increased $96,206,000 or 62.1%, during the year ended December 31, 2005, as compared to the year ended December 31, 2004, due primarily to continued increases in crude oil prices and, to a lesser extent, increased volumes, which includes six months of operations from the Clark Oil acquisition. Gross profit increased $6,800,000, or 26.4%, to $32,579,000 in 2005, from $25,779,000 in 2004. Our gross profit as a percentage of sales decreased to 11.5% in 2005 from 14.3% in 2004. The decrease in this percentage reflects the impact of our following the general industry practice of pricing refined product sales based on cents per gallon markup rather than a percentage markup on a company’s cost of product. We initiated certain pricing structure changes late in the third quarter and during the fourth quarter of 2005, and as a result, combined with continued demand, the gross profit per gallon increased 10.3%.

Operating expenses. Operating expenses increased $2,393,000 or 20.9%, during the year ended December 31, 2005, from the same period in 2004. Common carrier expenses increased $430,000 due to increased usage related to higher volumes, the inclusion of six months of operation from the Clark Oil acquisition and an increase in fuel surcharges related to higher fuel costs. Payroll expenses increased $883,000 primarily due to the additional staff from the Clark Oil acquisition. Expenses related to our fleet of vehicles increased $549,000 primarily due to increased costs of fuel and oil. Although the majority of operating expenses are fixed, there are variable components which caused the increase, the most significant of which was the costs associated with our fleet of vehicles and trailers. Operating expenses per gallon sold increased to $.103 for the year ended December 31, 2005, from $.098 for the same period in 2004. As a percentage of sales, operating expenses declined to 4.9% from 6.3% due to the increase in selling prices per gallon in 2005.

General and administrative expenses. General and administrative expenses increased $2,708,000, or 27.3% during the year ended December 31, 2005, from the same period in 2004. The professional fees related to the merger and ongoing activities of public entity reporting and administration resulted in an increase in general and administrative expenses of approximately $722,000. We also increased our financial, accounting, sales and customer service staffs beginning in the fourth quarter of 2004 in preparation for public company reporting, administration and anticipated growth. Personnel costs associated with this staff increase amounted to increased general and administrative expenses of approximately $735,000. We incurred $311,000 additional credit card and network transaction fees in 2005 compared to 2004 relating to our membership in a nationwide fuel-card network and new agreements with other fleet fueling card providers. Our bad debt expense increased $266,000. Increases in advertising and other general expenses contributed to the remaining increase.

Interest expense. Interest expense was $3,239,000 and $1,955,000 for the years ended December 31, 2005 and 2004, respectively. The average balances of interest bearing debt during the years ended December 31, 2005 and 2004, were $45,279,000 and $34,528,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Clark Oil acquisition and capital expenditures financed. Our effective annualized interest rate was 7.2% for 2005 compared to 5.7% for 2004.

Income taxes. Income tax expense increased $262,000, or 75.3% for the year ended December 31, 2005, as compared to the same period in 2004. This increase corresponds with the increase in pretax income. The effective rates for the 2005 and 2004 periods were 41.0% and 46.2%, respectively. The majority of the difference from the statutory rate is nondeductible expenses and state tax expense.

Net income. As a result of a combination of the factors described above, our net income increased by $473,000 to $879,000 for the year ended December 31, 2005, from $406,000 for the corresponding period in 2004.

Cash Flows from Operating Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities was $5,984,000 in 2006 as compared to a use of cash in 2005 of $3,682,000, an increase of $9,666,000. Net income in 2006 was $1,108,000 greater than 2005. Noncash items, including depreciation and amortization, noncash stock compensation, debt forgiveness and deferred income taxes was $2,781,000 for the year ended December 31, 2006, as compared to $1,295,000 for 2005, an increase of $1,486,000. Changes in operating assets and liabilities increased cash flows by $1,216,000 in 2006, as compared to a reduction of $5,856,000 in 2005. Changes in receivables, inventories and payables were driven by increases in the prices of refined products, which was driven by the increased cost of crude oil.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash used in operating activities amounted to $3,682,000 in 2005 compared to $6,441,000 in 2004, a decrease of $2,759,000. Net income in 2005 was $879,000, an increase of $473,000 from net income of $406,000 in 2004. The noncash items of depreciation and amortization, loss on sale of fixed assets, deferred income taxes and other decreased by $807,000 for the year ended December 31, 2005 from the year ended December 31, 2004. We also recognized $193,000 for the year ended December 31, 2005 and $192,000 for the year ended December 31, 2004, relating to a noncash stock award to our former President under the terms of a Restricted Stock Agreement. Changes in operating assets and liabilities reduced cash flows by $5,856,000 in 2005, as compared to a reduction of $8,948,000 in 2004. Increases in accounts receivable, inventories and accounts payable were the primary causes of the decrease in cash used for 2005 as compared to 2004. For 2005, accounts receivable increased $8,992,000, accounts payable increased $5,445,000 and inventories increased $2,807,000, as compared to 2004, when accounts receivable increased $11,154,000, accounts payable increased $3,647,000 and inventories increased $571,000. These increases were principally due to increases in prices for refined products, which were driven by the increased cost of crude oil.

Cash Flows from Investing Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash used in investing activities increased by $9,855,000 to $15,474,000 in 2006, from $5,619,000 in 2005. During the year ended December 31, 2005, we acquired assets of Clark Oil, including receivables and inventory, for $3,983,000. The 2006 period reflects aggregate acquisition costs of $13,537,000 for the Queen and Ackerly asset acquisitions. Nonfinanced capital expenditures rose $554,000 during 2006, as compared to 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash used in investing activities was $5,619,000 for 2005 and $936,000 for 2004, a net change of $4,683,000. Cash expenditures for property, plant and equipment for 2005 totaled $1,546,000 as compared to $989,000 for 2004. Most of the 2005 expenditures were for the upgrade of our transportation fleet and cardlock sites and the construction of one new cardlock site. Also, effective June 30, 2005, we acquired assets of Clark Oil Company which required $1,367,000 in cash plus transaction costs of $533,000, and paid $2,083,000 for accounts receivable and inventory. As of December 31, 2005, our net cash expended for the Clark Oil acquisition was $3,983,000.

Cash Flows from Financing Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by financing activities increased $3,603,000, from $9,165,000 for the year ended December 31, 2005, as compared to $12,768,000 for the same period in 2006. We also paid dividends of $481,000 on our Series A preferred stock in 2006. In 2006, we received proceeds of $13,362,000, net of issuance costs, for the sale of common and preferred stock. In 2005, we received proceeds, net of issuance costs, of $1,368,000 for the sale of common stock, an increase of $11,994,000 between the two years.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash provided by financing activities was $9,165,000 for 2005, as compared to $6,651,000 for 2004, an increase of $2,514,000. In 2005, we increased net borrowing by $9,230,000 under our revolving credit facility and repaid $1,143,000 of our term notes payable. Additionally, we received proceeds of $1,368,000, net of issuance costs, for the issuance of common stock. In 2004, we increased net borrowings by $3,514,000 under our revolving credit facility and borrowed $5,500,000 of new term debt, which was used to pay down our revolving credit facility and repay $3,695,000 of our notes payable. Additionally in 2004, we received proceeds of $2,230,000, net of issuance costs, for the issuance of common stock.

Contractual Obligations and Other Commitments

The following summarizes our obligations and commitments to make future payments under certain contractual obligations (in thousands).

	Payments Due
	Less than			More than
Obligations	Total	1 year	1-3 Years	3-5 Years	5 Years
Long term debt	$49,800	$1,832	$6,089	$1,404	$40,475
Operating lease obligations	$5,829	$1,277	$2,574	$1,836	$142
Purchase obligations (1)

(1)
In connection with the acquisition of the Ackerly assets, the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000.

Liquidity and Capital Resources

The cost of our products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in us not being able to pass these costs through to our customers on a timely basis and could have a negative impact on our profit margins. Most of our debt is subject to interest at variable rates and as a result, increases in interest rates will have a negative effect on our costs of borrowed funds and profit margin. These factors have and will continue to have a material impact on our operating, investing and financing cash flows.

Our primary sources of capital and liquidity are borrowings and proceeds from stock offerings. Borrowings and credit facilities have provided the majority of our needs for operations, organic growth, asset acquisitions and regular recurring capital expenditures. We sold common and preferred stock in 2006 with resulting net proceeds of $13,362,000.

Our original revolving line of credit (“Revolver”) provided for borrowing of the lesser of $55,000,000 or a borrowing base, as defined, and was collateralized by accounts receivable, inventory, cash value of life insurance policies, rolling stock and a limited personal guarantee by our principal stockholder. Interest was payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at our option. The Revolver was scheduled to mature on September 30, 2007.

In March 2007, the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of our principal shareholder. At December 31, 2006, the outstanding balance of the Revolver was $40,360,000.

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing and is secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $5,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $15,000,000. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus .5%, at our option.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest (9.75% at December 31, 2006) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of EWC, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of the principal stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at December 31, 2006, was $3,852,000.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (9.75% at December 31, 2006) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and its principal stockholder. The balance at December 31, 2006, was $1,043,000.

The Three D term loan payable to a bank, as amended, matures October 2009, payable in monthly principal and interest payments of $15,636 with the balance due at maturity. The interest rate is prime, adjusted annually on October 11 (9.25% for 2006) plus 1%. The term loan is collateralized by property, plant and equipment purchased as part of the acquisition of TDO, and at December 31, 2006, had a balance of $1,278,000. This term loan was paid in full in March 2007 with the proceeds of the Revolver refinancing.

In mid 2005, the Texas State Comptroller’s office initiated an audit related to our fuel tax returns for the years 2001 through 2003. Based on the information available in the third quarter of 2005, we estimated the potential loss from a future tax assessment to be approximately $372,000 and accrued the expense. During 2006, we accrued an additional $680,000, which included accrued interest, because we believed our exposure was greater than we initially determined. The audit was finalized subsequent to year end, a formal assessment was issued and a total of $841,000 was paid to the State of Texas. The over accrual of $211,000 was credited to cost of sales in December 2006.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. We are in discussions with potential acquisition targets from time to time. Subsequent to December 31, 2006, we acquired a total of 12 cardlock sites in two purchase transactions, and entered into an agreement to acquire the assets of a bulk fuel distributor plus three cardlock sites.

Management feels that the Company has adequate resources to meet its obligations for 2007, including those enumerated in the table under “Contractual Obligations and other Commitments.”

Stock options were issued to employees and officers in 2006 and 2005. Because the Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method, stock-based compensation expense associated with the granting of options will be recognized over the remaining vesting period. As of December 31, 2006, there were 1,601,516 options outstanding at a weighted average exercise price of $1.51 per share. Options exercisable as of December 31, 2006, were 585,906.

Stock warrants were issued in 2006, 2005 and 2004 at a weighted average exercise price of $1.68. At December 31, 2006, there were 2,820,000 warrants outstanding for shares of common stock with expiration dates of 2007 through 2011.

Capital Expenditures

During the year ended December 31, 2006, we had capital expenditures of approximately $10,499,000, which was used to purchase a combination of vehicles, equipment and computerized equipment on our cardlock sites. Capital expenditures for the Queen and Ackerly acquisitions were $6,392,000 and $1,355,000, respectively, during 2006. We expect nonacquisition capital expenditures for 2007 to be approximately the same as the expenditures for 2006, and expect to fund such expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The Company is currently evaluating the potential impact of the adoption of this interpretation on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning January 1, 2008. The Company is currently reviewing the applicability of SFAS No. 157 to its results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 was effective for fiscal years ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s results of operations or financial position.

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

Interest Rate Risk. Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At December 31, 2006, we had $47,986,000 of debt subject to floating interest rates. An increase of 100 basis points from the December 31, 2006, rates would increase our interest expense by approximately $480,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

Item 8. Financial Statements and Supplementary Data.

JOHNSON MILLER & CO., CPA’s PC	Odessa, Texas
Certified Public Accountants	Midland, Texas
A Professional Corporation	Hobbs, New Mexico
An Independent Member Of BDO Seidman Alliance

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
United Fuel & Energy Corporation
Midland, Texas

We have audited the accompanying consolidated balance sheets of United Fuel & Energy Corporation and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fuel & Energy Corporation and subsidiaries at December 31, 2006 and 2005, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson Miller & Co., CPA’s PC

Odessa, Texas
March 27, 2007

2626 JBS Parkway, Suite A-200 • Odessa, Texas 79761 • (432) 362-3800 • Fax (432) 362-4476

audit@jmaudit.com

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,951	$673
Accounts receivable, net	47,025	43,290
Other receivables	1,583	386
Inventories, net of allowance	11,559	9,345
Prepaid expense	982	1,237
Deferred taxes	592	474
Total current assets	65,692	55,405

PROPERTY, PLANT AND EQUIPMENT	22,972	14,338

OTHER ASSETS
Cash value of life insurance	2,744	2,675
Goodwill	2,028	1,942
Debt issuance costs, net	537	986
Related party receivables	-	26
Other	202	183
Total other assets	5,511	5,812
	$94,175	$75,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,832	$1,713
Accounts payable	17,015	16,473
Accrued and other current liabilities	2,906	1,467
Accrued income taxes	1,086	449
Total current liabilities	22,839	20,102

OTHER LIABILITIES
Long-term debt, net of current maturities	47,968	47,351
Asset retirement obligations	172	127
Deferred income taxes	1,501	1,135
Total other liabilities	49,641	48,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative convertible Series A, $0.001
par value; 5,000,000 shares authorized,
12,800 shares issued and outstanding at December 31, 2006;
no shares issued or outstanding at December 31, 2005;	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized;
13,748,202 issued and outstanding at December 31, 2006;
12,287,869 issued and outstanding at December 31, 2005	14	12
Paid-in capital	17,399	3,796
Retained earnings	4,282	3,032
Total stockholders' equity	21,695	6,840
	$94,175	$75,555

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data )

	Years Ended December 31,
	2006	2005	2004
Revenues
Sales	$331,794	$279,740	$177,607
Other	3,947	3,848	2,975
Total revenues	335,741	283,588	180,582

Cost of sales	294,387	251,009	154,803

Gross profit	41,354	32,579	25,779

Expenses
Operating	16,259	13,846	11,453
General and administrative	14,983	12,617	9,909
Depreciation, amortization and accretion	2,012	1,260	1,312
Total expenses	33,254	27,723	22,674

Operating income	8,100	4,856	3,105

Other income (expense)
Interest expense	(4,612)	(3,239)	(1,955)
Amortization of debt issue costs	(474)	(427)	(575)
Other income (expense), net	322	299	179
Total other expense	(4,764)	(3,367)	(2,351)

Income before income taxes	3,336	1,489	754

Income tax expense	1,349	610	348

Net income	$1,987	$879	$406

Cumulative preferred stock dividend	$737	$-	$-

Net income applicable to common equity	$1,250	$879	$406

Net income per common share:
Basic	$.09	$.07	$.04
Diluted	$.09	$.07	$.04

Weighted average common shares outstanding:
Basic	13,375	11,751	11,255
Diluted	22,063	11,946	11,412

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

						Total
	Common	Preferred	Treasury	Paid-in	Retained	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Equity

Balance at December 31, 2003	$1	$-	$-	$30	$1,747	$1,778
Net income					406	406
Amendment to change to
no par value common stock	30			(30)		-
Acquisition of treasury stock			(206)			(206)
Treasury stock issued, through
noncash stock award			103	89		192
Preferred stock issued, net		1		2,229		2,230

Balance at December 31, 2004	31	1	(103)	2,318	2,153	4,400
Net income	-	-	-	-	879	879
Issuance of noncash stock award	(20)	(1)	103	111		193
						-
Common stock issued, net	1			1,367		1,368

Balance at December 31, 2005	12	-	-	3,796	3,032	6,840
Net income					1,987	1,987
Issuance of noncash stock awards				243		243
Dividends					(737)	(737)
Common stock issued, net	2			13,360		13,362

Balance at December 31, 2006	$14	$-	$-	$17,399	$4,282	$21,695

The accompanying notes are an integral part of these consolidated financial statements

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$1,987	$879	$406
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	2,012	1,260	1,264
Amortization of debt issuance costs and other	474	427	575
Loss (gain) on disposal of assets	-	-	15
Noncash stock compensation	243	193	192
Debt forgiveness	-	(550)	-
Deferred income taxes	248	139	221
Other	(196)	(174)	(166)
Changes in operating assets and liabilities
net of effects from acquisitions of Ackerly, Queen and Clark:
Decrease (increase) in:
Accounts receivable	483	(8,992)	(11,154)
Other receivables	(1,197)	(88)	(60)
Inventories	(804)	(2,807)	(571)
Prepaid expenses	255	(249)	(383)
Other assets	(19)	(26)	57
Related party receivables	26	29	118
Increase (decrease) in:
Accounts payable	542	5,445	3,647
Accrued income taxes	637	342	5
Accrued expenses and other current liabilities	1,293	490	(607)
Net cash provided by (used in) operating activities	5,984	(3,682)	(6,441)
Cash flows from investing activities:
Increase in cash surrender value	(69)	(109)	(98)
Proceeds from sale of assets	266	19	151
Ackerly acquisition	(1,566)	-	-
Queen acquisition	(11,995)	-	-
Clark acquisition	(34)	(3,983)	-
Capital expenditures, net	(2,076)	(1,546)	(989)
Net cash used in investing activities	(15,474)	(5,619)	(936)
Cash flows from financing activities:
Dividends paid	(481)	-	5,500
Repayment of long-term debt	(88)	(1,143)	(3,695)
Proceeds from long-term debt	-	9,230	3,514
Repayments of capital lease obligations	-	(54)	(162)
Debt issuance costs	(25)	(236)	(530)
Purchase of treasury stock	-	-	(206)
Proceeds from issuance of capital stock, net of issuance costs	13,362	1,368	2,230
Net cash provided by financing activities	12,768	9,165	6,651

Net increase (decrease) in cash and cash equivalents	3,278	(136)	(726)
Cash and cash equivalents at beginning of year	673	809	1,535

Cash and cash equivalents at end of year	$3,951	$673	$809

The accompanying notes are an integral part of these consolidated financial statements

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash paid during period for:
Interest	$4,569,000	$3,094,000	$1,896,000
Income taxes	1,388,000	-	104,000

Non-cash investing and financing activities:

The Company acquired property, plant and equipment through debt financing in the amount of $3,120,000, $1,318,000 and $49,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the Clark Oil acquisition in 2005, the Company incurred $2,233,000 of debt.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

United Fuel & Energy Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly owned subsidiaries Eddins-Walcher Company (“EWC”) and Three D Oil of Kilgore, Inc. (“TDO”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico and southern Oklahoma. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was originally incorporated on April 5, 2000, under the laws of the State of Nevada under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to “Brands Shopping Network, Inc.” (BSN).

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

On January 31, 2005, in preparation for the merger, we changed our name from BSN to “United Fuel & Energy Corporation” and affected a 1-for-40 reverse stock split. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the reverse stock split.

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

Use of Estimates

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

Cash Equivalents

The Company considers demand deposits, money market accounts and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

Overdrafts

Cash overdraft balances, when present, are reclassified and included in accounts payable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level which, in management’s judgment based upon past experience in the industry, is adequate to absorb credit losses. The amount of the allowance is based upon management’s continuous evaluation of the collectibility of receivables. As of December 31, 2006 and 2005, the allowance for doubtful accounts was $1,151,000 and $1,101,000, respectively, and bad debt expense was $600,000, $888,000 and $622,000 for the years ended December 31, 2006, 2005 and 2004.

Inventories

Inventories are valued at historical cost, at the lower of cost or market, and consist primarily of fuels and lubricants held for resale. Cost is approximated by using the weighted average method. As of December 31, 2006 and 2005, the allowance for slow moving and obsolete inventory was $275,000 and $235,000, respectively.

Impairment of Long-Lived Assets

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

The Company accounts for long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell, once management has committed to a plan to dispose of the assets.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in the results of operations. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

Depreciation of property, plant and equipment is provided using the straight line basis computed over the following estimated useful lives:

Life
Equipment	9 - 20 years
Cardlocks	9 - 20 years
Automotive fleet	5 - 10 years
Office equipment	3 - 10 years
Buildings and improvements	20 - 40 years

Cash Value of Life Insurance

The Company maintains an aggregate of approximately $4,000,000 of life insurance on a former stockholder of EWC. The Company is the designated beneficiary, and there is no restriction on the use of proceeds. There are no loans outstanding on the insurance policies, and the cash surrender value has been pledged by the Company to secure certain debt.

Goodwill

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and does not amortize goodwill. Goodwill is tested for impairment at least annually.

Debt Issuance Costs

Amortization of debt issuance costs is computed by using the straight-line method, which approximates the interest method, over the life of the related debt.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN 47, “Accounting for Conditional Asset Retirement Obligations,” we recognize liabilities associated with the eventual retirement of tangible long-lived assets whenever legal obligations will eventually require that we dismantle the asset and restore the property to its original state. We record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the property or asset cost. The amortization of the additional asset cost is included in depreciation expense over the life of the asset, and the accretion of the discounted liability is recorded as expense over the period when the retirement obligation is expected to settle.

Stock Options

Effective January 1, 2006, we adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” and SFAS No. 123R, “Share-Based Payment.” These standards require the cost associated with employee services in exchange for equity instruments based on the grant-date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per APB Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.

Revenue Recognition

Sales are recorded by the Company upon shipment of products to customers and upon sale of products at Company locations.

Income Taxes

Provision for income taxes is based on amounts reported in the consolidated statement of earnings, after exclusion of nontaxable income and expenses, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, “Accounting for Income Taxes.”

Basic and Diluted Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

Environmental Costs

The Company is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Financial Instruments

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the presentation adopted in the current year.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The Company is currently evaluating the potential impact of the adoption of this interpretation on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning January 1, 2008. The Company is currently reviewing the applicability of SFAS No. 157 to its results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 was effective for fiscal years ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s results of operations or financial position.

NOTE 3 - ACQUISITIONS

Ackerly Oil Company

On December 22, 2006, the Company acquired certain assets of Ackerly Oil Company (“Ackerly”). The assets purchased were primarily the fuel and lubricant distribution business in Big Spring, Texas. The total cost of the acquisition was $1,379,000 plus inventory of $187,000. In addition, the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000. At December 31, 2006, property, plant and equipment as shown on the consolidated balance sheet included $1,379,000 of costs related to the Ackerly acquisition that have not been allocated to specific asset classifications.

Queen Oil

On April 1, 2006, the Company acquired certain assets of Queen Oil and Gas (“Queen”), which was based in Carlsbad, New Mexico, and was a distributor of fuel and lubricants, as well as owner of cardlock sites. The acquisition is intended to enhance the Company’s growth opportunities in eastern New Mexico.

In accordance with SFAS No. 141, “Business Combinations,” the assets acquired at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated balance sheet. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $52,000. Queen’s results of operations are included in the consolidated statement of income from the date of acquisition.

The determination of fair value requires management to make assumptions and estimates. The Company utilized an appraisal firm in valuing equipment, and applied established valuation techniques in valuing real property. The following summarizes the purchase price allocation of the fair values of the assets acquired (in thousands):

Accounts receivable	$4,328
Inventory	1,223
Property, plant and equipment	6,392
Goodwill	52
Payable to Queen for accounts receivable and inventory	(5,441)
Net purchase price	$6,554

The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the years ended December 31, 2006 and 2005, are presented as if the acquisition had occurred as of the beginning of the periods presented (in thousands except per share data):

	Year Ended December 31,
	2006	2005
Revenue	$345,300	$322,190
Net income	2,274	1,803
Proforma diluted earnings per share	.08	.08

Clark Oil Company

Effective June 30, 2005, the Company acquired certain assets of Clark Oil Company, ("Clark Oil") used in Clark Oil's lubricants, gasoline and diesel business. The following summarizes the purchase price allocation of the fair values of the assets acquired (in thousands):

Accounts receivable	$1,323
Inventory	760
Property, plant and equipment	2,292
Goodwill	1,725
Payable to Clark for accounts receivable and inventory	(2,083)
Net purchase price	$4,017

As consideration for the purchased assets, the Company paid an aggregate of $3,600,000 as follows: $2,600,000 in cash, and promissory notes to each of the two stockholders of Clark Oil in the principal amount of $500,000 each. The notes were interest bearing at 8% per annum, with equal monthly payments of principal and interest through June 2010. The notes were collateralized by a mortgage security agreement and collateral assignment, which was subordinated to other outstanding debt, and guaranteed by the Company’s two major stockholders.

Additional bank debt of $1,233,000 was incurred in connection with the acquisition.

NOTE 4 - EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share (in thousands except per share data):

	Year Ended December 31, 2006
	Income	Number of Shares	Per Share
Net income	$1,987
Less: preferred stock dividends	(737)

Basic EPS
Income available to common stockholders	1,250	13,375	$.09

Effect of diluted securities
Options	-	70
Warrants	-	85
Convertible preferred stock	737	8,533

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,987	22,063	$.09

	Year Ended December 31, 2005
	Income	Number of Shares	Per Share
Net income	$879
Less: preferred stock dividends	-

Basic EPS
Income available to common stockholders	879	11,751	$.07

Effect of diluted securities
Options	-	37
Warrants	-	158

Diluted EPS
Income available to common stockholders plus assumed conversions	$879	11,946	$.07

	Year Ended December 31, 2004
	Income	Number of Shares	Per Share
Net income	$406
Less: preferred stock dividends	-

Basic EPS
Income available to common stockholders	406	11,255	$.04

Effect of diluted securities
Options	-	28
Warrants	-	129

Diluted EPS
Income available to common stockholders plus assumed conversions	$406	11,412	$.04

NOTE 5 - CONCENTRATION OF CREDIT RISK

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

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows (in thousands):

	December 31,
	2006	2005
Equipment	$9,496	$5,175
Cardlocks	6,053	5,951
Automotive fleet	5,258	3,412
Office equipment	2,088	1,923
Buildings and improvements	4,203	1,666
Land	1,314	1,244
Plant in service	28,412	19,371
Construction in progress	1,816	319
Less accumulated depreciation	(7,256)	(5,352)
Net property, plant and equipment	$22,972	$14,338

At December 31, 2006, construction in progress includes $1,271,000 of costs related to the Ackerly acquisition which have not yet been allocated to the appropriate property, plant and equipment asset classifications.

NOTE 7 - DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Revolving line of credit	$40,360	$38,950
2004 term loan payable to a bank	3,852	4,638
2005 term loan payable to a bank	1,043	1,219
Three D term loan payable to a bank	1,278	1,338
Note payable to a supplier	428	643
Notes payable to shareholders of Clark Oil	738	915
Other notes payable	2,101	1,361
	49,800	49,064
Less current maturities	(1,832)	(1,713)
	$47,968	$47,351

The Company’s original revolving line of credit (“Revolver”) provided for borrowing of the lesser of $55,000,000 or a borrowing base, as defined, and was collateralized by accounts receivable, inventory, cash value of life insurance policies, rolling stock and a limited personal guarantee by the principal stockholder of the Company. Interest was payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company’s option. The Revolver was scheduled to mature on September 30, 2007.

In March 2007 the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of our principal shareholder.

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing and is secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $5,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $15,000,000. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus .5%, at our option.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (9.75% at December 31, 2006) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of EWC, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of the principal stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (9.75% at December 31, 2006) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and its principal stockholder.

The Three D term loan payable to a bank, as amended, matures October 2009, payable in monthly principal and interest payments of $15,636 with the balance due at maturity. The interest rate is prime plus 1%, adjustable annually on October 10 (9.25% at December 31, 2006). The term loan is collateralized by property, plant and equipment purchased as part of the acquisition of TDO. This term loan was paid in full in March 2007 from proceeds of the Revolver refinancing.

The note payable to a supplier is a Business Development Fund Agreement (“BDF Agreement”). The note is unsecured, retired in annual amounts of $214,000 through December 2008 and is subject to provisions of the BDF Agreement. The annual retirement is achieved by the Company meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the BDF Agreement.

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition mature June 2010, bear interest at 8% per annum, are payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The notes were collateralized by second lien deeds of trust on certain real estate. These notes were paid in full in March 2007 with the proceeds of the Revolver refinancing.

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates of 8.9%, 8.99% or Wall Street Journal prime (9.75% at December 31, 2006) plus 1% or 1.5%, with monthly principal and interest payments aggregating approximately $43,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt, for the years subsequent to December 31, 2006, are as follows (in thousands):

2007	$1,832
2008	1,889
2009	4,200
2010	988
2011	416
Thereafter	40,475
Total long-term debt	$49,800

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the three years ended December 31, 2006 is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Asset retirement obligation, beginning of year	$127	$119	$-
Liabilities incurred	34	-	111
Liabilities settled	-	-	-
Accretion expense	11	8	8
Asset retirement obligation, end of year	$172	$127	$119

NOTE 9 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has a 401(k) plan for employees, which allows them to voluntarily contribute a specified percentage of their salary on a pretax basis to various self-directed investments up to the maximum federal limit. Prior to 2006, Company matching contributions were discretionary. Effective January 1, 2006, the Company matched 4% of employee contributions. Employees become vested in Company matching contributions at 25% after two years, and 25% each year thereafter until fully vested at 5 years. Company contributions aggregated $247,000 for the year ended December 31, 2006, with no Company matching contributions for any prior year.

Stock Incentive Plan

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock or stock bonuses, to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the 2005 Plan. A total of 2,000,000 shares of common stock have been authorized and reserved for issuance under the 2005 Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The 2005 Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the 2005 Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the 2005 Plan. During the twelve-month period ended December 31, 2005, 392,232 options which had been granted in 2004 under the 2004 Stock Option Plan (the “2004 Plan”) were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan. See Note 11.

NOTE 10 - INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income tax expense:
Federal	$972	$449	$108
State	128	22	19
Deferred income taxes	248	139	221
Total income tax expense	$1,349	$610	$348

Income tax expense differs from the “expected” tax computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Expected tax expense at the Federal statutory rate	$1,134	$506	$257
Nondeductible expenses	87	89	80
State income taxes	128	15	13
Other	-	-	(2)
Total income tax expense	$1,349	$610	$348

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2006	2005
Current deferred tax assets:
Allowance for bad debts	$391	$374
Allowance for slow moving inventory	94	80
UNICAP inventory adjustment	28	20
Stock compensation	79	-
Total current deferred tax assets	$592	$474

Noncurrent deferred tax liability:
Depreciation on property,
plant and equipment	$1,463	$1,135
Goodwill amortization	38	-
Total noncurrent deferred tax liabilities	$1,501	$1,135

NOTE 11 - STOCKHOLDERS’ EQUITY

Restricted Stock Agreement

In July 2004, the Company entered into a Restricted Stock Agreement with its former President whereby he was issued 865,000 shares of common stock of the Company, representing 10% of the outstanding common stock of the Company. The shares vested 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005.

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the year ended December 31, 2006, dividends of $481,000 were paid to holders of the preferred stock, or $37.58 per share.

At the option of the holder, each share of preferred stock is convertible into shares of common stock, determined by dividing $1,000 by the conversion price, as defined.

On or after March 31, 2011, the Series A preferred stock is redeemable at the election of the holders of two-thirds of the then outstanding Series A preferred stockholders, at a price equal to 125% of the original purchase price plus accrued dividends. The Company may redeem all or some of the Series A preferred stock for cash at 100% of the original purchase price plus accrued dividends if certain conditions are met, including: becoming listed on a national stock exchange; if the Company’s common stock trades for more than $3.00 per share for 25 out of 30 consecutive days; and the Company has filed a registration statement relating to the common stock underlying the Series A preferred stock. The holders of the Series A preferred stock also have a liquidation preference, anti-dilution protection and special voting rights.

Financial covenants related to the Series A preferred stock include a limitation on the aggregate amount of term debt incurred by the Company. The limitation on the term debt is defined as the greater of $25 million or 3.5 times adjusted trailing twelve months EBITDA, as defined, calculated on a quarterly basis.

Stock Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2006, are as follows:

Number of warrants	Exercise Price	Expiration
200,000	$2.00	2007
350,000	2.00	2009
1,301,666	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
2,820,000

All outstanding warrants have been issued to investors or financial advisors.

Stock Options

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock or stock bonuses, to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the 2005 Plan. A total of 2,000,000 shares of common stock have been authorized and reserved for issuance under the 2005 Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The 2005 Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the 2005 Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the 2005 Plan. During the twelve-month period ended December 31, 2005, 392,232 options which had been granted in 2004 under the 2004 Stock Option Plan (the “2004 Plan”) were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan.

We determine fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted:

Expected stock price volatility	26.03%
Expected term from grant date	5.0 to 6.5 years
Risk-free interest rate	3.84% to 4.37%
Expected dividend yield	-

Expected volatility: Because of the lack of trading activity since the Company’s stock became publicly traded, the Company bases its estimates of stock price volatility on the five year historical volatility of three similar companies’ common stock. An increase in the weighted average volatility assumption will increase stock compensation expense.

Expected term: Because of the lack of historical data regarding employees’ expected exercise behavior, the Company utilizes a formula which is the sum of each of the vesting periods plus the exercise period, divided by two. Options are assumed to be granted at the money. An increase in the expected term will increase stock compensation expense.

Risk-free interest rate: The risk-free interest rate was based on the US Government Treasury yield curve for periods equal to the expected term of the option as of the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

Prior to January 1, 2006, we accounted for stock-based compensation expense to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees.” The following table illustrates the effect on the net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R), as amended by SFAS No. 148 (in thousands, except per-share amounts):

2005
(in thousands)
Net income:	$879
As reported
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	171
Pro forma	$708

Net income per share:
Basic, as reported	$.07
Basic, pro forma	$.06
Diluted, as reported	$.07
Diluted, pro forma	$.06

Activity in our stock option plan for the year ended December 31, 2006 is as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2005	1,242,732	$2.31
Granted	600,000	$1.52
Exercised	-	-
Forfeited	(241,216)	$2.89
Outstanding at December 31, 2006	1,601,516	$1.51

The majority of employee stock options were repriced to $1.50 in November 2006. For the year ended December 31, 2006, $243,000 of employee stock compensation had been recognized, and as of December 31, 2006, there was approximately $669,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 398,484 shares of common stock available for future issuance, as of December 31, 2006.

The following table summarizes stock option information as of December 31, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (In years)	Options Exercisable
$ 1.47	440,828	9.3	330,621
$ 1.50	901,516	9.3	210,906
$ 1.60	200,000	9.3	-
$ 1.69	59,172	8.3	44,379
	1,601,516	9.3	585,906

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

The Company purchases electricity from a company in which our principal stockholder has a 15% interest. Payments for electricity to this company approximated $154,000, $70,000 and $161,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company utilizes aviation services from two companies of which our principal stockholder owns 100% and 50% respectively. Payments to these two companies aggregated approximately $166,000, $82,000 and $207,000 for the years ended December 31, 2006, 2005 and 2004 respectively. At December 31, 2005, the Company had a receivable from these companies of $26,000 which was used as a credit against services in 2006.

In February 2006, the Company purchased an office building from its principal stockholder for $713,000, which serves as its corporate headquarters. Prior to this, the Company leased office space from the principal stockholder, as well as equipment. Payments for these lease arrangements aggregated approximately $10,000, $132,000 and $101,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The principal stockholder rents office space from the Company, which approximated $10,000 for the year ended December 31, 2006.

The Company sells fuel to two companies in which the principal stockholder and president own interests of less than 10%. Sales aggregated $1,730,000 to these companies for the year ended December 31, 2006.

During 2004, the Company acquired shares of common stock from its principal shareholder and granted these shares to its former President under the terms of a restricted stock agreement. See Note 11.

NOTE 13 - MAJOR SUPPLIER

For the year ended December 31, 2006, two suppliers furnished an aggregate of 40% of the Company’s products for resale to customers. For the years ended December 31, 2005 and 2004, one supplier furnished 37% and 47%, respectively, of the Company’s purchases of products. Management believes that, in the unlikely event that these suppliers were unable to continue to provide this commodity, alternative suppliers could be obtained without significant disruption to our normal operations.

NOTE 14 - SUBSEQUENT EVENTS

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of approximately $39,000.

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $250,000 plus inventory of approximately $50,000 and receivables of $181,000.

The Company signed an agreement on February 28, 2007, to acquire substantially all of the assts of Reamax Oil Company, Inc., an Arizona company which is a fuel and lubricant distributor. Closing is expected to occur in April 2007. The total purchase price of $8,980,000 is to be paid as follows: cash consideration of $4,580,000, plus the cost of inventory and receivables estimated to be $2,400,000; note payable to the seller for $1,500,000 collateralized by a corporate guaranty; 384,616 shares of common stock to the seller. The Company paid earnest money of $100,000 which will be credited toward the cash portion of the purchase price upon closing. The seller is subject to a five year noncompete agreement, and the acquisition is subject to customary representations, warranties and covenants.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company has various obligations to make future payments under contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$5,829	$1,277	$2,574	$1,836	$142

Environmental remediation-related expenses are a regular cost of operating the Company's business. At December 31, 2006, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

On February 28, 2006, we received a demand for arbitration from the American Arbitration Association relating to a claim made for recovery of amounts due under a consulting agreement dated October 31, 2001. The claimant, Al Tamasebi, alleged, among other things, our breach of contract, intentional misrepresentation, negligent misrepresentation and breach of the covenant of good faith and fair dealing, and was seeking $300,000. In November 2006, this proceeding was dismissed with prejudice.

In connection with the acquisition of the Ackerly assets (see Note 3), the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000.

In mid 2005, the Texas State Comptroller’s Office initiated an audit related to our fuel tax returns for the years 2001 through 2003. Based on the information available in the third quarter of 2005, we estimated the potential loss from a future tax assessment to be approximately $372,000 and accrued the expense. During 2006, we accrued an additional $680,000, which included accrued interest, because we believed our exposure was greater than we initially determined. The audit was finalized subsequent to December 31, 2006, a formal assessment was issued and a total of $841,000 was paid to the State of Texas. The over accrual of $211,000 was credited to cost of sales in December 2006.

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands except per share data)
2006
Total revenues	$75,517	$92,743	$91,134	$76,347	$335,741
Cost of sales	66,885	82,334	79,867	65,301	294,387
Gross profit	8,632	10,409	11,267	11,046	41,354
Expenses	7,375	8,261	8,736	8,882	33,254
Operating income	1,257	2,148	2,531	2,164	8,100
Income before income taxes	173	926	1,223	1,014	3,336
Net income	99	590	768	530	1,987

Net income per common share - basic	$0.01	$0.03	$0.04	$0.02	$0.09
Net income per common share - diluted	0.01	0.03	0.04	0.02	0.09

Weighted average common shares outstanding:
Basic	12,548	13,656	13,656	$13,679	13,375
Diluted	12,834	21,391	22,232	$22,368	22,063

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands except per share data)
2005
Total revenues	$56,565	$63,467	$80,728	$82,828	$283,588
Cost of sales	49,490	56,235	71,961	73,323	251,009
Gross profit	7,075	7,232	8,767	9,505	32,579
Expenses	6,176	6,341	7,269	7,937	27,723
Operating income	899	891	1,498	1,568	4,856
Income before income taxes	259	149	606	475	1,489
Net income	155	71	368	285	879

Net income per common share - basic	.01	.01	.03	.02	.07
Net income per common share - diluted	.01	.01	.03	.02	.07

Weighted average common shares outstanding:
Basic	11,255	11,366	12,088	12,279	11,751
Diluted	11,389	11,405	12,345	12,330	11,946

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from United Fuel’s Proxy Statement for its 2007 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2006.

Item 11. Executive Compensation.

Incorporated by reference from United Fuel’s Proxy Statement for its 2007 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from United Fuel’s Proxy Statement for its 2007 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from United Fuel’s Proxy Statement for its 2007 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2006.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from United Fuel’s Proxy Statement for its 2007 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

See Index to Exhibits on pages to .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Fuel & Energy Corporation

Date: March 27, 2007	By:	/s/ Charles McArthur
Charles McArthur Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 27, 2006	By:	/s/ Thomas E. Kelly
Thomas E. Kelly Chairman of the Board

Date: March 27, 2006	By:	/s/ Charles McArthur
Charles McArthur Chief Executive Officer, President and Director

Date: March 27, 2007	By:	/s/ Bobby W. Page
Bobby W. Page Chief Financial Officer and Vice President

Date: March 27, 2007	By:	/s/ Michael S. Chadwick
Michael S. Chadwick Director

Date: March 27, 2007	By:	/s/ E. H. (Gene) Dewhurst
E. H. (Gene) Dewhurst Director

Date: March 27, 2007	By:	/s/ Jesse B. Tutor
Jesse B. Tutor Director

 EXHIBIT INDEX

TO

ANNUAL REPORT ON FORM 10-K OF

UNITED FUEL & ENERGY CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2006
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

2.5
Asset Purchase Agreement, dated February 28, 2007, by and among Eddins-Walcher Company, a Texas corporation, Reamax Oil Company, Inc., an Arizona corporation, Wayne Transportation, Inc., an Arizona corporation, Harry Wayne Monasmith, Jr., an individual, and Relynn G. Monasmith, an individual (Incorporated by reference from our Form 8-K filed on March 6, 2007).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005

3.7	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.8	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

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

4.6	Form of Warrants issued to Financial Advisors.

4.7
Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s Series A Preferred Stock (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.8	Form of Warrant issued to Sanders Morris Harris, Inc. (Incorporated by reference from our Form 8-K filed on May 1, 2006).

4.9
Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from our Form S-3 filed on June 23, 2006).

4.10
Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from our Form S-3 filed on June 23, 2006).

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

10.18
Fourth Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and Citibank Texas, N.A., formerly known as, First American Bank, SSB as Lender.

10.19	Termination Agreement and Release by and between the Company, its Subsidiaries and Scott Heller, dated August 8, 2005 (Incorporated by reference from our Form 10-Q filed on May 12, 2006).

21.1	List of subsidiaries*

23.1	Consent of Johnson Miller & Co., CPA’s PC *

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

* filed herein