Form 10-Q
period 2007-03-31
UNITED FUEL & ENERGY CORP
filed 2007-05-17
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of May 10, 2007: 14,794,021.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended March 31, 2007

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$890	$3,951
Accounts receivable, net	45,867	47,025
Other receivables	741	1,583
Inventories, net of allowance	12,678	11,559
Prepaid expense	1,023	982
Deferred taxes	592	592
Total current assets	61,791	65,692

PROPERTY, PLANT AND EQUIPMENT, net	25,131	22,972

OTHER ASSETS
Cash value of life insurance	2,769	2,744
Goodwill	2,028	2,028
Debt issuance costs, net	836	537
Other	552	202
Total other assets	6,185	5,511
	$93,107	$94,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$2,278	$1,832
Accounts payable	19,100	17,015
Accrued and other current liabilities	2,644	2,906
Accrued income taxes	238	1,086
Total current liabilities	24,260	22,839

OTHER LIABILITIES
Long-term debt, less current maturities	44,940	47,968
Asset retirement obligations	175	172
Deferred income taxes	1,501	1,501
Total other liabilities	46,616	49,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and outstanding at March 31, 2007 and
December 31, 2006
Common stock - $0.001 par value, 55,000,000 shares authorized, 14,115,066 issued and outstanding at March 31, 2007;
13,748,202 issued and outstanding at December 31, 2006	14	14
Paid-in capital	17,810	17,399
Retained earnings	4,407	4,282
Total stockholders' equity	22,231	21,695

	$93,107	$94,175

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues
Sales	$75,830	$74,711
Other	900	806
Total revenues	76,730	75,517

Cost of sales	65,348	66,885

Gross profit	11,382	8,632

Expenses
Operating	4,899	3,513
General and administrative	4,191	3,522
Depreciation, amortization and accretion	520	340
Total expenses	9,610	7,375

Operating income	1,772	1,257

Other income (expense)
Interest expense	(1,046)	(1,009)
Amortization of debt issue costs	(118)	(118)
Other income (expense), net	44	43
Total other expenses	(1,120)	(1,084)

Income before income taxes	652	173

Income tax expense	271	74

Net income	$381	$99

Cumulative preferred stock dividend	$256	$-

Net income applicable to common equity	$125	$99

Net income per common share:
Basic	$0.01	$0.01
Diluted	$0.02	$0.01

Weighted average common shares outstanding:
Basic	14,070	12,548
Diluted	22,603	12,834

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$381	$99
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	520	340
Amortization of debt issuance costs	118	118
Noncash stock compensation	156	42
Deferred income taxes	-	90
Other	-	(54)
Changes in operating assets and liabilities, net of effects
from acquisitions of Benton, Your Pump, Queen and Clark:
Decrease (increase) in:
Accounts receivable	1,339	(191)
Other receivables	842	(139)
Income tax receivable	-	(236)
Inventories	(1,030)	952
Prepaid expenses	(41)	499
Other assets	(350)	179
Related party receivables	-	3
Increase (decrease) in:
Accounts payable	2,085	63
Accrued income taxes	(848)	(449)
Accrued expenses and other current liabilities	(262)	174
Net cash provided by operating activities	2,910	1,490

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(25)	(27)
Clark acquisition	-	(34)
Queen acquisition	-	(6,331)
Your Pump acquisition	(1,328)	-
Benton acquisition	(456)	-
Capital expenditures, net	(1,047)	(368)
Net cash used in investing activities	(2,856)	(6,760)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit facility, net	(5,292)	(250)
Issuance of new debt	5,000	-
Repayment of long term debt	(2,405)	(343)
Debt issuance costs	(417)	-
Proceeds from issuance of capital stock, net of issuance costs	(1)	7,895
Net cash provided by (used in) financing activites	(3,115)	7,302

Net increase (decrease) in cash	(3,061)	2,032
Cash at beginning of year	3,951	673
Cash at end of period	$890	$2,705

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash paid during period for:
Interest	$1,045	$1,007
Income taxes	$170	$690

Non-cash investing and financing activities

We acquired property, plant and equipment through debt financing in the amount of $571,000 for the three months ended March 31, 2007 and 2006.

We issued common stock in lieu of cash for the preferred stock dividends during the three months ended March 31, 2007. This dividend aggregated $256,000.

United Fuel & Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - GENERAL

United Fuel & Energy Corporation, a Nevada Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly owned subsidiaries United Fuel & Energy Corporation, a Texas Corporation (“United Fuel-Texas”), formerly known as Eddins-Walcher Company (“EWC”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico and southern Oklahoma. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was originally incorporated on April 5, 2000, under the laws of the State of Nevada under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to “Brands Shopping Network, Inc.” (BSN).

On February 7, 2005, we acquired United Fuel-Texas through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel - Texas, with United Fuel - Texas being the surviving entity.

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

Effective February 28, 2007, Eddins-Walcher Company merged with its parent company, United Fuel - Texas, and changed its name to United Fuel & Energy Corporation, a Texas corporation.

The financial information included herein, except the balance sheet as of December 31, 2006, is unaudited. Our consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements filed in our Form 10-K filed with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements as of December 31, 2006.

NOTE 2 - CONCENTRATION OF CREDIT RISK

Accounts receivable subjects us to potential concentrations of credit risk. This risk is limited because of the large number of customers comprising our customer base, consisting of approximately nine thousand customers, and their dispersion across the oilfield, general commercial and agricultural industries.

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

NOTE 3 - DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Revolving line of credit	$35,068	$40,360
2004 term loan payable to a bank	3,656	3,852
2005 term loan payable to a bank	999	1,043
Three D term loan payable to a bank	-	1,278
Term loan	5,000	-
Note payable to a supplier	375	428
Notes payable to shareholders of Clark Oil	-	738
Other notes payable	2,120	2,101
	47,218	49,800
Less current maturities	(2,278)	(1,832)
	$44,940	$47,968

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

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provides for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (8.25% at March 31, 2007) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets United Fuel - Texas, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of the principal stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (8.25% at March 31, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and its principal stockholder.

The Three D term loan payable to a bank, as amended, was payable in monthly principal and interest payments of $15,636 with the balance due at maturity. The interest rate was prime plus 1%, adjustable annually on October collateralized by property, plant and equipment purchased as part of the acquisition of Three D Oil Company, and was scheduled to mature in October 2009. This term loan was paid in full in March 2007 from proceeds of the term loan provided in connection with the amendment of the Revolver.

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

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition were scheduled to mature June 2010, bear interest at 8% per annum, were payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The notes were collateralized by second lien deeds of trust on certain real estate. These notes were paid in full in March 2007 with the proceeds of the term loan provided in connection with the amendment of the Revolver.

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates of 8.9%, 8.99% or Wall Street Journal prime (8.25% at March 31, 2007) plus 1% or 1.5%, with monthly principal and interest payments aggregating approximately $49,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt for the twelve month periods ended March 31 are as follows (thousands):

2008	$2,278
2009	2,382
2010	3,613
2011	2,091
2012	1,050
Thereafter	35,804
Total long-term debt	$47,218

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Asset retirement obligation, January 1	$172	$127
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	3	2
Asset retirement obligation, March 31	$175	$129

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At March 31, 2007, the Company continues its cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

In connection with the acquisition of the Ackerly assets (see Note 6), the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000. As of March 31, 2007, no amounts had been accrued.

NOTE 6 - ACQUISITIONS

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $250,000 plus inventory of $50,000 and receivables of $181,000.

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of $39,000.

On December 22, 2006, the Company acquired certain assets of Ackerly Oil Company (“Ackerly”). The assets purchased consisted primarily of fuel and lubricant distribution business in Big Spring, Texas. The total cost of the acquisition was $1,379,000 plus inventory of $187,000. In addition, the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000.

On April 1, 2006, the Company acquired certain assets of Queen Oil and Gas (“Queen”), which was based in Carlsbad, New Mexico, and was a distributor of fuel and lubricants, as well as owner of cardlock sites. The acquisition was intended to enhance the Company’s growth opportunities in eastern New Mexico.

In accordance with SFAS No. 141, “Business Combinations,” the assets acquired at the date of acquisition were recorded at their respective fair values as of the acquisition date in our consolidated balance sheet. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $52,000. Queen’s results of operations are included in the consolidated statement of income from the date of acquisition.

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

The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the three months ended March 31, 2006, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Three months ended
March 31, 2006
Revenue	$85,076
Net Income	386
Proforma diluted earnings per share	.01

NOTE 7 - EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 (in thousands except per share data):

	2007			2006
	Income	Number of Shares	Per Share	Income	Number of Shares	Per Share
Net income	$381			$99
Less: preferred stock dividends	(256)			-

Basic EPS
Income available to common
stockholders	125	14,070	$0.01	99	12,548	$0.01

Effect of diluted securities
Options	-	-		-	82
Warrants	-	-		-	204
Convertible preferred stock	256	8,533		-	-

Diluted EPS
Income available to common
stockholders plus assumed
conversions	$381	22,603	$0.02	$99	12,834	$0.01

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the three month period ended March 31, 2007, dividends were paid to preferred stockholders in the form of common stock. 186,864 shares of common stock were issued in January 2007, and 161,006 shares in April 2007. No dividends were declared, paid or accrued for the comparative quarter in 2006.

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

Stock Warrants

Warrants outstanding for the purchase of common stock as of March 31, 2007, are as follows:

Number of	Exercise
warrants	Price	Expiration
200,000	$2.00	2007
350,000	2.00	2009
1,301,666	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
2,820,000

All outstanding warrants have been issued to investors or financial advisors.

Stock Options

We determine the fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted:

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

Activity in our stock option plan for the three months ended March 31, 2007 and 2006 is as follows:

	2007		2006
	Number	Weighted	Number	Weighted
	of	average	of	average
	Shares	exercise price	Shares	exercise price

Outstanding at January 1	1,601,516	$1.51	1,242,732	$2.31
Granted	100,000	1.53	-
Exercised	-		-
Forfeited	(1,850)	1.50	(140,484)	2.66
Outstanding at March 31	1,699,666	1.51	1,102,248	2.27

The majority of employee stock options were repriced to $1.50 in November 2006. For the three month period ended March 31, 2007, $91,000 of employee stock compensation had been recognized, and as of March 31, 2007, there was approximately $704,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 300,334 shares of common stock available for future issuance, as of March 31, 2007. For the three month period ended March 31, 2006, no expense was recognized, and as of March 31, 2006, there was $631,000 of total unrecognized compensation cost.

The following table summarizes stock option information as of March 31, 2007:

		Weighted Average
		Remaining
		Contractual Life	Options
Exercise Price	Options Outstanding	(In years)	Exercisable
$ 1.47	440,828	9.0	330,621
$ 1.50	899,666	9.0	209,056
$ 1.53	100,000	10.0	-
$ 1.60	200,000	9.0	-
$ 1.69	59,172	8.0	44,379
	1,699,666	9.0	584,056

NOTE 9 - INCOME TAXES

The effective tax rate for continuing operations for the first quarter of 2007 was 42%, as compared to 43% for the first quarter of 2006.

NOTE 10 - SUBSEQUENT EVENTS

The Company signed an agreement on February 28, 2007, to acquire substantially all of the assets of Reamax Oil Company, Inc., an Arizona company which is a fuel and lubricant distributor. Closing occurred effective May 1, 2007. The total purchase price of $9,388,631 was paid as follows: cash consideration of $4,580,000, plus the cost of inventory and receivables of $2,809,000; note payable to the seller for $1,500,000 collateralized by a corporate guaranty; and 384,616 shares of common stock to the seller. The Company paid earnest money of $350,000 which was credited toward the cash portion of the purchase price upon closing. The seller is subject to a five year noncompete agreement, and the acquisition is subject to customary representations, warranties and covenants.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations or financial position.

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

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements” within the meaning of Section 21(E) of the Exchange Act of 1934, as amended. The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, levels of oil and gas drilling and general industrial activity in our area of operations, the price of our products, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. With respect to forward-looking statements in this discussion, we claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in rural markets in the southwestern and south central United States. We distribute and sell products to a diverse base of industrial, commercial and residential customers, through over 100 public and private unmanned cardlock sites and 20 branch offices as of March 31, 2007. Our current operations are in west Texas, eastern New Mexico, southeast Oklahoma, east Texas and as of May 1, 2007, with the acquisition of the assets of Reamax Oil, central Arizona.

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

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provides for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

Equity Transactions

In March 2006, we sold an aggregate of 1,333,333 shares of common stock in private placements for $1.50 per share. Net proceeds from the offerings were approximately $1,860,000 after payment of commissions to our placement agent.

In March and April 2006, we sold an aggregate of 12,800 shares of our Series A 8% cumulative convertible preferred stock for $1,000 per share. Net proceeds from the two offerings were $11,804,000 after payment of commissions, fees and costs.

We issued warrants in 2006 for the purchase of an aggregate of 543,334 shares of common stock at an exercise price of $1.65. Options for the purchase of common stock were also issued to employees during 2006 at prices of $1.50 and $1.60. The majority of all employee options were repriced to $1.50 in November 2006. Outstanding options at March 31, 2007, were 1,699,666.

We issued common stock in lieu of cash for the preferred stock dividends during the three months ended March 31, 2007. This dividend aggregated $256,000.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2006, included in the Company’s annual report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Acquisitions

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $250,000 plus inventory of $50,000 and receivables of $181,000.

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of $39,000.

In late December 2006, certain assets of Ackerly Oil Company, which were used in the fuel and lubricant distribution business, were purchased. The total cost of the acquisition was $1,379,000 plus inventory. In addition, the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000.

Certain assets of Queen Oil & Gas, which were used in the distribution of fuel and lubricants, were purchased effective April 1, 2006. The total cost of the acquisition was $6,444,000. The cost of the Queen acquisition was financed from proceeds of the sale of equity.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of March 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales and Other Revenues. Revenues increased by $1,213,000, or 1.6%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This increase was primarily due to a 3.2% increase in the sales price offset to a certain extent by a 1.6% decrease in total sales volumes. Volumes decreased approximately 1.6% which is primarily attributable to a combination of increases in gasoline and propane sales offset by a larger decrease in sales of diesel fuel. Diesel fuel volumes decreased primarily because of a slight decline in drilling activity in our operating areas.

Cost of sales and gross profit. Cost of sales decreased by $1,537,000, or 2.3%, during the three months ended March 31, 2007, as compared to the corresponding period in 2006, due primarily to a 1.6% decrease in volumes and a decrease in the cost of products purchased. Gross profit increased by $2,750,000 or 31.9%, to $11,382,000 in 2007 from $8,632,000 in 2006. Our gross profit as a percentage of sales increased to 14.8% in 2007 from 11.4% in 2006. The increase in this percentage reflects the impact of our continued pricing and purchasing initiatives. Gross profit per gallon increased 36% over 2006.

Operating expenses. Operating expenses increased by $1,386,000 or 39.5%, during the three months ended March 31, 2007, from the same period in 2006. The increases resulted primarily from increases in wages and related benefits and an increase in the use of common carriers (outside transportation) for the transportation of fuel. The increase in wages and benefits were primarily due to a 20% increase in the number of employees, most of whom were related to operations. This increase in operating employees was, to a great extent, due to the acquisitions of the Queen and Ackerly assets subsequent to the first quarter of 2006. The increase in the use of common carriers reflect our continued initiatives to lower our cost of products, as indicated by the 2.3% reduction in cost of sales and the increase in gross profit.

General and administrative expenses. General and administrative expenses increased $669,000, or 19.0% during the three months ended March 31, 2007 from the same period in 2006. Wages and related benefits accounted for approximately 72% of the overall increase. In addition, an increase in communications expense represented approximately 18% of the increase. The increase in wages/benefits and communications expense are mainly due to an increase in the number of general and administrative employees and wage increases for merit and cost of living applicable to employees in both periods.

Interest. Interest expense was $1,046,000 and $1,009,000 for the three months ended 2007 and 2006, respectively. The average amounts of applicable interest bearing debt during the three months ended March 31, 2007 and 2006 were $45,862,000 and $47,470,000 respectively. The overall net decrease in indebtedness between the two periods of $1,770,000 is because of regularly scheduled debt payments offset by the new term loan of $5,000,000, which was also used to pay off three other term loans. Our effective annualized interest rate was 9.13% for the three months ended March 31, 2007 as compared to 8.50% for the three months ended March 31, 2006.

Net Income. As a result of a combination of the factors described above, our net income increased by $282,000 to $381,000 for the three months ended March 31, 2007 from $99,000 for the corresponding period in 2006.

Liquidity and Capital Resources

General
The cost of our products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in us not being able to pass these costs through to our customers on a timely basis and could have a negative impact on our margins of profit. Most of our debt is subject to interest at floating rates and as a result, increases in interest rates will have a negative effect on our costs of borrowed funds and profit margin. These factors have, and will continue to have, a material impact on our operating, investing and financing cash flows.

Net Cash Used In Operating Activities
Net cash provided by operating activities amounted to $2,910,000 for the three months ended March 31, 2007, as compared $1,490,000 in 2006, resulting in an increase in cash provided of $1,420,000. Net income for the three months ended March 31, 2007 was $381,000, an increase of $282,000 from net income of $99,000 for the same period in 2006. The noncash items of depreciation and amortization, noncash stock compensation, deferred income taxes and other increased by $258,000 for the three months ended March 31, 2007 from the three months ended March 31, 2006. Changes in operating assets and liabilities increased cash flows by $1,735,000 for the three months ended March 31, 2007, as compared to $855,000 for the same period in 2006.

Net Cash Used in Investing Activities
Net cash used in investing activities was $2,856,000 for the three months ended March 31, 2007 and $6,760,000 for the same period in 2006, a net change of $3,904,000. Cash expenditures for property, plant and equipment for 2006 totaled $368,000 as compared to $1,047,000 for 2007. The primary decrease in the use of cash was a reduction of $4,583,000 for acquisitions.

Net Cash Provided by Financing Activities
Net cash used by financing activities was $3,115,000 for the three months ended March 31, 2007 as compared to cash provided of $7,302,000 for the same period in 2006, a decrease of $10,417,000. In 2007, we decreased net borrowing by $5,292,000 under our revolving credit facility and repaid $2,405,000 of our term notes payable. We received proceeds of $7,895,000, net of issuance costs, for the issuance of common and preferred stock in 2006.

Our primary sources of capital and liquidity are borrowings and proceeds from stock offerings. Borrowings and credit facilities have provided the majority of our needs for operations, organic growth, asset acquisitions and regular recurring capital expenditures. We sold common and preferred stock in March 2006 with resulting net proceeds of $7,895,000.

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

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provides for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest (8.25% at March 31, 2007) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel - Texas, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of the principal stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at March 31, 2007, was $3,656,000.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (8.25% at March 31, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and its principal stockholder. The balance at March 31, 2007, was $999,000.

The Three D term loan payable to a bank, as amended, was payable in monthly principal and interest payments of $15,636 with the balance due at maturity. The interest rate was prime plus 1%, adjustable annually on October collateralized by property, plant and equipment purchased as part of the acquisition of Three D Oil Company, and was scheduled to mature in October 2009. This term loan was paid in full in March 2007 from proceeds of the term loan provided in connection with the amendment of the Revolver.

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition were scheduled to mature June 2010, bear interest at 8% per annum, were payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The notes were collateralized by second lien deeds of trust on certain real estate. These notes were paid in full in March 2007 with the proceeds of the term loan provided in connection with the amendment of the Revolver.

In mid 2005, the Texas State Comptroller’s office initiated an audit related to our fuel tax returns for the years 2001 through 2003. Based on the information available in the third quarter of 2005, we estimated the potential loss from a future tax assessment to be approximately $372,000 and accrued the expense. During fiscal year 2006, we accrued an additional $680,000, which included accrued interest, because we believed our exposure was greater than we initially determined. The audit was finalized subsequent to December 31, 2006, a formal assessment was issued and a total of $841,000 was paid to the State of Texas. The over accrual of $211,000 was credited to cost of sales in December 2006.

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

Stock options were issued to employees and officers in 2007 and 2006. As of March 31, 2007, there were 1,699,666 options outstanding at a weighted average exercise price of $1.51 per share. Options exercisable as of March 31, 2007, were 584,056.

At March 31, 2007, there were warrants outstanding to purchase 2,820,000 shares of common stock at a weighted average price of $1.68, with expiration dates of 2007 through 2011.

Capital Expenditures
During the three months ended March 31, 2007, we had capital expenditures of approximately $1,047,000 which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The adoption of FIN No. 48 did not have a material impact on the Company’s operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At March 31, 2007, we had $46.8 million of debt subject to floating interest rates. An increase of 100 basis points from the March 31, 2007, rates would increase our interest expense by approximately $468,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information disclosed by us in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceeding to which we are a party or our assets are subject to at March 31, 2007.

ITEM 1A. RISK FACTORS

For information about risk factors, please refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s current risk factors do not differ materially from the risk factors disclosed in the Annual Report on Form 10-K.

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

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005.

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005.

3.7	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.8	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

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

10.1
The Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as a borrower, Three D Oil Co., of Kilgore, Inc., as a borrower, The CIT Group/Business Credit, Inc., as agent and a lender, SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders (incorporated by reference from our Form 8-K filed on March 30, 2007).

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

UNITED FUEL & ENERGY CORPORATION

Date: May 17, 2007	By:	/s/ Bobby W. Page
Bobby W. Page
Chief Financial Officer