Form 10-K/A
period 2006-12-31
UNITED FUEL & ENERGY CORP
filed 2007-09-21
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

There were 14,794,021 shares of common stock of the Registrant outstanding as of August 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Explanatory Note - Restatement of Financial Information

On August 14, 2007, United Fuel & Energy Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it would be restating certain consolidated financial statements as a result of the findings of an internal accounting review. As more fully described in Note 2 to the consolidated financial statements, the Company has identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions.

The Company is filing this Form 10-K/A for the fiscal year ended December 31, 2006 to amend and restate the consolidated balance sheet of the Company as of December 31, 2006, and the consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2006.

This Form 10-K/A only amends and restates the following items in the Form 10-K for the fiscal year ended December 31, 2006 that was filed with the SEC on March 29, 2007 (“Original Filing”), in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby:

Part I:

Item 1.	Business (solely to amend and restate our sales volumes for the 2006 fiscal year which appears on page 6 of this Form 10-K/A.)

Part II:

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements, including the notes to consolidated financial statements.

Item 9A(T). Controls and Procedures.

However, solely for the convenience of the reader, this Form 10-K/A, includes, in their entirety, those items in the Original Filing that are not being amended and restated. This Form 10-K/A does not describe events occurring after the Original Filing, including exhibits (except for those set forth below), or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time. The information included in the Original Filing and included in this Form 10-K/A that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing. Such subsequent information or events include among others:

•	the information and events described in our Form 10-Q for the quarter ended March 31, 2007 and filed with the SEC on May 17, 2007;

•
the information and events described in our Form 10-Q/A for the quarter ended March 31, 2007 and our Form 10-Q for the quarter ended June 30, 2007 (both of which are being filed concurrently with this Form 10-K/A); and

•	the information and events described in our current reports on Form 8-K filed subsequent to the date of the Original Filing.

For a description of such subsequent information and events, please read our Securities Exchange Act of 1934 reports filed subsequent to the date of our Original Filing which update and supersede certain information contained in the Original Filing and this Form 10-K/A. Also, forward looking statements made and risk factors identified in our Original Filing have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements and risk factors should be read in their historical context.

Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-Q/A for the quarter ended March 31, 2007, and the Form 10-Q for the quarter ended June 30, 2007, which are being filed concurrently with this Form 10-K/A.

Finally, pursuant to the rules of the SEC, Item 15 of Part IV of the Form 10-K has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, and 32.1, and 32.2.

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

Item 1. Business.

Except for changes to the gallons of diesel and gasoline sold during the year ended December 31, 2006, set forth below in the third paragraph under “Company Overview” solely as a result of, and to reflect, the restatement, the information included in Item 1 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

During the year ended December 31, 2006, we sold an aggregate of approximately 136.1 million gallons of product, consisting of approximately 121.4 million gallons of diesel and gasoline, 4.4 million gallons of lubricants and 10.4 million gallons of propane through our distribution system. During 2006, we distributed our products in the following geographic markets:

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

We have a revolving line of credit that was refinanced in March 2007. It provides for a revolver of $70 million and, in addition, term loans of $20 million, $14 million of which are term loans for acquisitions. This provides for our normal working capital needs, as well as an available source for funding acquisitions and growth.

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

Item 1A. Risk Factors.

Our risk factors included in the Original Filing have not been updated for information or events occurring after the date of the Original Filing and have not been updated to reflect the passage of time since the date of the Original Filing.

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

Our profitability is largely dependent on the difference between our wholesale cost and retail price. Our products are a commodity, and the unit price we pay is subject to volatile changes in response to changes in supply or other market conditions over which we have no control. The supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring our fuels from other suppliers might be materially higher on a short-term basis. Since we may not be able to pass on to our customers immediately, or in full, all increases in the wholesale cost of fuel, these increases could reduce our profitability. We cannot assure that future volatility in supply costs will not have a material adverse effect on our profitability and cash flow.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The information in Item 2 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Item 3. Legal Proceedings.

The information in Item 3 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The information in Item 4 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Item 6. Selected Financial Data.

The information presented in the following tables has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2 to the consolidated financial statements included in this Form 10-K/A. See Item 8 “Financial Statements” and Item 9A(T) “Controls and Procedures” in Part II of this Form 10-K/A, and Note 2 to the notes to consolidated financial statements, for more information concerning the restatements.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of future operations or financial results.
	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data	(Restated)
(in thousands)
Revenues	$335,109	$283,588	$180,582	$146,345	$121,091
Cost of sales	294,387	251,009	154,803	121,657	98,909
Gross profit	40,722	32,579	25,779	24,688	22,182

Operating expenses	33,254	27,723	22,674	21,072	22,087

Operating income	7,468	4,856	3,105	3,616	95

Other income (expense)
Interest expense	(4,612)	(3,239)	(1,955)	(1,958)	(1,885)
Amortization of debt issuance costs	(474)	(427)	(575)	(774)	(314)
Other income (expense), net	322	299	179	163	70
Total other expense	(4,764)	(3,367)	(2,351)	(2,569)	(2,129)

Income (loss) before income taxes	2,704	1,489	754	1,047	(2,034)

Income tax expense (benefit)	1,099	610	348	458	(637)

Net income (loss)	$1,605	$879	$406	$589	$(1,397)

Net income (loss) per common share:
Basic	$0.06	$0.07	$0.04	$0.05	$(0.12)
Diluted	$0.07	$0.07	$0.04	$0.05	$(0.12)

Weighted average common shares outstanding:
Basic	13,375	11,751	11,255	11,239	11,239
Diluted	22,063	11,946	11,412	11,239	11,239

Balance sheet data (as of year end)
Working capital	$42,471	$35,303	$27,331	$(11,460)	$17,269
Total assets	94,175	75,555	55,755	44,794	42,557
Long term debt, less current maturities	47,968	47,351	36,481	1,004	29,547
Stockholders’ equity	21,313	6,840	4,400	1,778	1,189

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our Form 10-Q/A for the quarter ended March 31, 2007 and Form 10-Q for the quarter ended June 30, 2007, which are being filed concurrently with this Form 10-K/A.

The information below has been adjusted solely to reflect the impact of the restatement on our financial results which is more fully described in Note 2 to the consolidated financial statements contained in this report and under “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

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

Restatement of Previously Issued Consolidated Financial Statements

On August 14, 2007, we filed a Current Report on Form 8-K with the SEC in which we announced that we would be restating certain consolidated financial statements as a result of the findings of an internal accounting review. Since that time, we have completed our internal accounting review and have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. See Item 9A(T). Controls and Procedures in this Form 10-K/A.

As more fully described in Note 2 to the consolidated financial statements, the Company has identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions.

Restated amounts as of and for the year ended December 31, 2006, are as follows:

	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Balance sheet:
Accrued and other current liabilities	$2,906	$632	$3,538
Accrued income taxes	1,086	(250)	836
Retained earnings	4,282	(2,020)	2,262

Statement of income:
Sales	331,794	(536)	331,258
Other revenues	3,947	(96)	3,851
Gross profit	41,354	(632)	40,722
Income before income taxes	3,336	(632)	2,704
Income tax expense	1,349	(250)	1,099
Net income	1,987	(382)	1,605
Net income applicable to common equity	1,250	(382)	868

Net income per common share:
Basic	0.09	(0.03)	0.06
Diluted	0.09	(0.02)	0.07

Statement of Cash Flows:
Net cash provided by operating activities (a):
Net income	1,987	(382)	1,605
Accrued income taxes	637	(250)	387
Accrued expenses and other current liabilities	1,293	632	1,925

(a)	No net change in cash provided by operating activities.

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

Shares of preferred stock were sold on March 31, and April 25, 2006, with a conversion price of $1.50 per share. Because the fair value of our common stock on those dates was $1.64 and $1.75 per share, respectively, which was greater than the conversion price, the Company recorded a one-time, non-cash deemed dividend of approximately $1,638,000 pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”

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

Results of Operations

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales and other revenues. Sales and other revenues increased $51,521,000, or 18.2% for the year ended December 31, 2006, as compared to the same period in 2005. Increased sales prices accounted for 16.4% of the change, with volume increases attributable to 1.8%. The Clark acquisition, effective July 1, 2005, and the Queen acquisition, effective April 1, 2006, each helped account for the volume increase.

Cost of sales and gross profit. Cost of sales increased $43,378,000, or 17.3% for the year ended December 31, 2006, as compared to the same period in 2005. Increases in crude oil prices, and thus the cost of product purchases, was accountable for 15.1% of the increase, with 2.2% of the change attributable to increases in volumes. As with sales, the Clark acquisition, effective July 1, 2005, and the Queen acquisition, effective April 1, 2006, each helped account for the volume increase. Included in cost of sales for 2006 is a net accrual of $470,000 for a tax assessment related to a fuel tax audit for the years 2001 through 2003. In 2005, we had initially accrued $372,000. These percentage increases rose at levels similar to those for sales. Gross profit increased $8,143,000, or 25% between the two periods, but gross profit as a percentage of sales increased only slightly to 12.1% in 2006 from 11.5% in 2005.

Operating expenses. Operating expenses increased $2,400,000, or 17.3% for 2006 over the same period in 2005. The majority of the increase is payroll and related costs because of the Queen Oil & Gas acquisition for nine months in 2006, and the Clark Oil acquisition for an incremental six months. Common carrier expenses increased $1,591,000 because of greater use related to increased volumes, and fleet maintenance, repairs and lease costs increased $640,000 because of greater use and an expanded fleet. Late in 2006, the Company made arrangements with a third party to satisfy its future needs for trucks of various capacities and suitability. The initial operating lease commitment was for 40 vehicles, with an additional 18 subsequently ordered. As part of the arrangement, the lessor is responsible for all maintenance and repairs. These vehicles will replace as well as expand our current fleet. This arrangement is accounted for as an operating lease, and will therefore affect future operating expenses. Operating expenses per gallon sold increased to $.12 in 2006 from $.10 in 2005, but remained a flat 4.8% as a percentage of revenues.

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

Income taxes. Income tax expense increased $489,000 for the year ended December 31, 2006, as compared to the same period for 2005. The effective rate for both years was 41%. The two components which cause it to be greater than the statutory rate are nondeductible expenses and state tax expense.

Net Income. As a result of the combination of the factors described above, our net income increased by $726,000 to $1,605,000 for the year ended December 31, 2006, as compared to $879,000 for 2005.

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

Cash Flows from Operating Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities was $5,984,000 in 2006 as compared to a use of cash in 2005 of $3,682,000, an increase of $9,666,000. Net income in 2006 was $726,000 greater than 2005. Noncash items, including depreciation and amortization, noncash stock compensation, debt forgiveness and deferred income taxes was $2,781,000 for the year ended December 31, 2006, as compared to $1,295,000 for 2005, an increase of $1,486,000. Changes in operating assets and liabilities increased cash flows by $1,598,000 in 2006, as compared to a reduction of $5,856,000 in 2005. Changes in receivables, inventories and payables were driven by increases in the prices of refined products, which was driven by the increased cost of crude oil.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information in Item 7A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

As disclosed in Note 2 to the consolidated financial statements, the Company restated it’s 2006 consolidated financial statements.

/s/ Johnson Miller & Co., CPA’s PC

Odessa, Texas
March 27, 2007, except for Note 2, for which the date is September 19, 2007.

2626 JBS Parkway, Suite A-200 • Odessa, Texas 79761 • (432) 362-3800 • Fax (432) 362-4476
audit@jmaudit.com

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
	(Restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,951	$673
Accounts receivable, net	47,025	43,290
Other receivables	1,583	386
Inventories, net of allowance	11,559	9,345
Prepaid expense	982	1,237
Deferred taxes	592	474
Total current assets	65,692	55,405

PROPERTY, PLANT AND EQUIPMENT	22,972	14,338

OTHER ASSETS
Cash value of life insurance	2,744	2,675
Goodwill	2,028	1,942
Debt issuance costs, net	537	986
Related party receivables	-	26
Other	202	183
Total other assets	5,511	5,812
	$94,175	$75,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,832	$1,713
Accounts payable	17,015	16,473
Accrued and other current liabilities	3,538	1,467
Accrued income taxes	836	449
Total current liabilities	23,221	20,102

OTHER LIABILITIES
Long-term debt, net of current maturities	47,968	47,351
Asset retirement obligations	172	127
Deferred income taxes	1,501	1,135
Total other liabilities	49,641	48,613

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and outstanding at December 31, 2006; no shares issued or outstanding at December 31, 2005;	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized; 13,748,202 issued and outstanding at December 31, 2006; 12,287,869 issued and outstanding at December 31, 2005	14	12
Paid-in capital	19,037	3,796
Retained earnings	2,262	3,032
Total stockholders' equity	21,313	6,840
	$94,175	$75,555

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data )

	Years Ended December 31,
	2006	2005	2004
	(Restated)

Revenues
Sales	$331,258	$279,740	$177,607
Other	3,851	3,848	2,975
Total revenues	335,109	283,588	180,582

Cost of sales	294,387	251,009	154,803

Gross profit	40,722	32,579	25,779

Expenses
Operating	16,259	13,846	11,453
General and administrative	14,983	12,617	9,909
Depreciation, amortization and accretion	2,012	1,260	1,312
Total expenses	33,254	27,723	22,674

Operating income	7,468	4,856	3,105

Other income (expense)
Interest expense	(4,612)	(3,239)	(1,955)
Amortization of debt issue costs	(474)	(427)	(575)
Other income (expense), net	322	299	179
Total other expense	(4,764)	(3,367)	(2,351)

Income before income taxes	2,704	1,489	754

Income tax expense	1,099	610	348

Net income	$1,605	$879	$406

Cumulative preferred stock dividend	$737	$-	$-

Net income applicable to common equity	$868	$879	$406

Net income per common share:
Basic	$.06	$.07	$.04
Diluted	$.07	$.07	$.04

Weighted average common shares outstanding:
Basic	13,375	11,751	11,255
Diluted	22,063	11,946	11,412

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

						Total
	Common	Preferred	Treasury	Paid-in	Retained	Stockholders'
	Stock	Stock	Stock	Capital	Earnings	Equity

Balance at December 31, 2003	$1	$-	$-	$30	$1,747	$1,778
Net income					406	406
Amendment to change to no par value common stock	30			(30)		-
Acquisition of treasury stock			(206)			(206)
Treasury stock issued, through noncash stock award			103	89		192
Preferred stock issued, net		1		2,229		2,230

Balance at December 31, 2004	31	1	(103)	2,318	2,153	4,400
Net income	-	-	-	-	879	879
Issuance of noncash stock award	(20)	(1)	103	111		193
Common stock issued, net	1			1,367		1,368

Balance at December 31, 2005	12	-	-	3,796	3,032	6,840
Net income (Restated)					1,605	1,605
Issuance of noncash stock awards				243		243
Dividends					(737)	(737)
Beneficial conversion feature				1,638	(1,638)	-
Preferred stock issued, net		1		11,630		11,631
Common stock issued, net	1			1,730		1,731

Balance at December 31, 2006 (Restated)	$13	$1	$-	$19,037	$2,262	$21,313

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
	(Restated)

Cash flows from operating activities:
Net income	$1,605	$879	$406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,012	1,260	1,264
Amortization of debt issuance costs and other	474	427	575
Loss (gain) on disposal of assets	-	-	15
Noncash stock compensation	243	193	192
Debt forgiveness	-	(550)	-
Deferred income taxes	248	139	221
Other	(196)	(174)	(166)
Changes in operating assets and liabilities net of effects from acquisitions of Ackerly, Queen and Clark:
Decrease (increase) in:
Accounts receivable	483	(8,992)	(11,154)
Other receivables	(1,197)	(88)	(60)
Inventories	(804)	(2,807)	(571)
Prepaid expenses	255	(249)	(383)
Other assets	(19)	(26)	57
Related party receivables	26	29	118
Increase (decrease) in:
Accounts payable	542	5,445	3,647
Accrued income taxes	387	342	5
Accrued expenses and other current liabilities	1,925	490	(607)
Net cash provided by (used in) operating activities	5,984	(3,682)	(6,441)
Cash flows from investing activities:
Increase in cash surrender value	(69)	(109)	(98)
Proceeds from sale of assets	266	19	151
Ackerly acquisition	(1,566)	-	-
Queen acquisition	(11,995)	-	-
Clark acquisition	(34)	(3,983)	-
Capital expenditures, net	(2,076)	(1,546)	(989)
Net cash used in investing activities	(15,474)	(5,619)	(936)
Cash flows from financing activities:
Dividends paid	(481)	-	5,500
Repayment of long-term debt	(88)	(1,143)	(3,695)
Proceeds from long-term debt	-	9,230	3,514
Repayments of capital lease obligations	-	(54)	(162)
Debt issuance costs	(25)	(236)	(530)
Purchase of treasury stock	-	-	(206)
Proceeds from issuance of capital stock, net of issuance costs	13,362	1,368	2,230
Net cash provided by financing activities	12,768	9,165	6,651

Net increase (decrease) in cash and cash equivalents	3,278	(136)	(726)
Cash and cash equivalents at beginning of year	673	809	1,535

Cash and cash equivalents at end of year	$3,951	$673	$809

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

The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2007, the Company announced that it would be restating certain financial statements as a result of the findings of an internal accounting review. Since that time, the Company has completed its internal review and has determined that certain of the errors resulted from material weaknesses in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions.

Restated amounts as of and for the year ended December 31, 2006, are as follows:

	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)

Balance sheet:
Accrued and other current liabilities	$2,906	$632	$3,538
Accrued income taxes	1,086	(250)	836
Retained earnings	4,282	(2,020)	2,262

Statement of income:
Sales	331,794	(536)	331,258
Other revenues	3,947	(96)	3,851
Gross profit	41,354	(632)	40,722
Income before income taxes	3,336	(632)	2,704
Income tax expense	1,349	(250)	1,099
Net income	1,987	(382)	1,605
Net income applicable to common equity	1,250	(382)	868

Net income (loss) per common share:
Basic	0.09	(0.03)	0.06
Diluted	0.09	(0.02)	0.07

Statement of Cash Flows:
Net cash provided by operating activities (a):
Net income	1,987	(382)	1,605
Accrued income taxes	637	(250)	387
Accrued expenses and other current liabilities	1,293	632	1,925

(a)	No net change in cash provided by operating activities.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - ACQUISITIONS

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

The determination of fair value requires management to make assumptions and estimates. The Company utilized an appraisal firm in valuing equipment, and applied established valuation techniques in valuing real property. The following summarizes the purchase price allocation of the fair values of the assets acquired (in thousands):

Accounts receivable	$4,328
Inventory	1,223
Property, plant and equipmtent	6,392
Goodwill	52
Payable to Queen for accounts receivable and inventory	(5,441)
Net purchase price	$6,554

The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the years ended December 31, 2006 and 2005, are presented as if the acquisition had occurred as of the beginning of the periods presented (in thousands except per share data):

	Year Ended December 31,
	2006	2005
	(Restated)
Revenue	$344,668	$322,190
Net income	1,892	1,803
Proforma diluted earnings per share	0.09	0.08

Clark Oil Company

Effective June 30, 2005, the Company acquired certain assets of Clark Oil Company, (“Clark Oil”) used in Clark Oil’s lubricants, gasoline and diesel business. The following summarizes the purchase price allocation of the fair values of the assets acquired (in thousands):

Accounts receivable	$1,323
Inventory	760
Property, plant and equipmtent	2,292
Goodwill	1,725
Payable to Clark for accounts receivable and inventory	(2,083)
Net purchase price	$4,017

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

NOTE 5 - EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share (in thousands except per share data):

	Year Ended December 31, 2006
	Income	Number of Shares	Per Share
	(Restated)		(Restated)
Net income	$1,605
Less: preferred stock dividends	(737)

Basic EPS
Income available to common stockholders	868	13,375	$.06

Effect of diluted securities
Options	-	70
Warrants	-	85
Convertible preferred stock	737	8,533

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,605	22,063	$.07

	Year Ended December 31, 2005
	Income	Number of Shares	Per Share
Net income	$879
Less: preferred stock dividends	-

Basic EPS
Income available to common stockholders	879	11,751	$.07

Effect of diluted securities
Options	-	37
Warrants	-	158

Diluted EPS
Income available to common stockholders plus assumed conversions	$879	11,946	$.07

	Year Ended December 31, 2004
	Income	Number of Shares	Per Share
Net income	$406
Less: preferred stock dividends	-

Basic EPS
Income available to common stockholders	406	11,255	$.04

Effect of diluted securities
Options	-	28
Warrants	-	129

Diluted EPS
Income available to common stockholders plus assumed conversions	$406	11,412	$.04

NOTE 6 - CONCENTRATION OF CREDIT RISK

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

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

NOTE 8 - DEBT

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

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the three years ended December 31, 2006 is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Asset retirement obligation, beginning of year	$127	$119	$-
Liabilities incurred	34	-	111
Liabilities settled	-	-	-
Accretion expense	11	8	8
Asset retirement obligation, end of year	$172	$127	$119

NOTE 10 - EMPLOYEE BENEFIT PLANS

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

Stock Incentive Plan

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock or stock bonuses, to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the 2005 Plan. A total of 2,000,000 shares of common stock have been authorized and reserved for issuance under the 2005 Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The 2005 Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the 2005 Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the 2005 Plan. During the twelve-month period ended December 31, 2005, 392,232 options which had been granted in 2004 under the 2004 Stock Option Plan (the “2004 Plan”) were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan. See Note 12.

NOTE 11 - INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(Restated)
Current income tax expense:
Federal	$758	$449	$108
State	93	22	19
Deferred income taxes	248	139	221
Total income tax expense	$1,099	$610	$348

Income tax expense differs from the “expected” tax computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(Restated)
Expected tax expense at the Federal statutory rate	$919	$506	$257
Nondeductible expenses	87	89	80
State income taxes	93	15	13
Other	-	-	(2)
Total income tax expense	$1,099	$610	$348

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2006	2005
Current deferred tax assets:
Allowance for bad debts	$391	$374
Allowance for slow moving inventory	94	80
UNICAP inventory adjustment	28	20
Stock compensation	79	-
Total current deferred tax assets	$592	$474

Noncurrent deferred tax liability:
Depreciation on property, plant and equipment	$1,463	$1,135
Goodwill amortization	38	-
Total noncurrent deferred tax liabilities	$1,501	$1,135

NOTE 12 - STOCKHOLDERS’ EQUITY

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

Shares of preferred stock were sold on March 31, and April 25, 2006, with a conversion price of $1.50 per share. Because the fair value of our common stock on those dates was $1.64 and $1.75 per share, respectively, which was greater than the conversion price, the Company recorded a one-time, non-cash deemed dividend of approximately $1,638,000 pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”

Financial covenants related to the Series A preferred stock include a limitation on the aggregate amount of term debt incurred by the Company. The limitation on the term debt is defined as the greater of $25 million or 3.5 times adjusted trailing twelve months EBITDA, as defined, calculated on a quarterly basis.

Stock Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2006, are as follows:

Number of warrants	Exercise Price	Expiration
200,000	$ 2.00	2007
350,000	2.00	2009
1,301,666	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
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

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

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

During 2004, the Company acquired shares of common stock from its principal shareholder and granted these shares to its former President under the terms of a restricted stock agreement. See Note 12.

NOTE 14 - MAJOR SUPPLIER

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

NOTE 15 - SUBSEQUENT EVENTS

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of the Ackerly assets (see Note 4), the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000.

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

NOTE 17 - QUARTERLY INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
				(Restated)	(Restated)
	(In thousands except per share data)
2006
Total revenues	$75,517	$92,743	$91,134	$75,715	$335,109
Cost of sales	66,885	82,334	79,867	65,301	294,387
Gross profit	8,632	10,409	11,267	10,414	40,722
Expenses	7,375	8,261	8,736	8,882	33,254
Operating income	1,257	2,148	2,531	1,532	7,468
Income before income taxes	173	926	1,223	382	2,704
Net income	99	590	768	148	1,605

Net income per common share - basic	$0.01	$0.03	$0.04	$0.01	$0.06
Net income per common share - diluted	0.01	0.03	0.04	0.01	0.07

Weighted average common shares outstanding:
Basic	12,548	13,656	13,656	13,679	13,375
Diluted	12,834	21,391	22,232	22,368	22,063

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands except per share data)
2005
Total revenues	$56,565	$63,467	$80,728	$82,828	$283,588
Cost of sales	49,490	56,235	71,961	73,323	251,009
Gross profit	7,075	7,232	8,767	9,505	32,579
Expenses	6,176	6,341	7,269	7,937	27,723
Operating income	899	891	1,498	1,568	4,856
Income before income taxes	259	149	606	475	1,489
Net income	155	71	368	285	879

Net income per common share - basic	.01	.01	.03	.02	.07
Net income per common share - diluted	.01	.01	.03	.02	.07

Weighted average common shares outstanding:
Basic	11,255	11,366	12,088	12,279	11,751
Diluted	11,389	11,405	12,345	12,330	11,946

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. In June 2007, an internal accounting review was initiated in response to our receiving notification from a third party payment processor that we had been erroneously paid twice on certain credit card fuel purchase transactions from our cardlock facilities which revealed that certain of our accounting practices and procedures were not adequate. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus of our accounting policies and practices, accounting records, and supporting documents. As a result of this review and in connection with the restatement of our consolidated financial statements, our management, including our chief executive officer and chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by the Original Filing. Based on such re-evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected.

The Company identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions. These material weaknesses resulted in management’s failure to prevent or detect errors in our consolidated financial statements. As a result, we have restated our financial statements for the year ended December 31, 2006.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under section (b). Accordingly, we believe that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

In the Original Filing, our management concluded that there had not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006, that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Subsequently, in connection with the identification of the material weaknesses described in section (a) above and the remediation of such material weaknesses below, we have made significant improvements and changes to our internal control over financial reporting through September 20, 2007 (the filing date of this document).

Management is committed to improving the overall disclosure controls and procedures within our organization to remediate the material weaknesses identified in section (a) above. Therefore, in response to the foregoing and as part of our remediation efforts, we have put into place certain remediation procedures.

We are revising our accounting policies by implementing controls to strengthen our procedures for reconciliation of payments received from credit card processors. In addition, we are revising the procedures by which we reconcile inventory. We also are in the process of installing certain updated automated equipment and software to aid in the reconciliation of payments received and inventory balances.

Item 9B. Other Information.

The information in Item 9B included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None

PART III

The information contained in Part III included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, and 32.1 and 32

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

See Index to Exhibits on pages 57 to 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Fuel & Energy Corporation

Date: September 20, 2007	By:	/s/ Charles McArthur
Charles McArthur Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: September 20, 2007	By:	/s/ Thomas E. Kelly
Thomas E. Kelly Chairman of the Board

Date: September 20, 2007	By:	/s/ Charles McArthur
Charles McArthur Chief Executive Officer, President and Director

Date: September 20, 2007	By:	/s/ Bobby W. Page
Bobby W. Page Chief Financial Officer and Vice President

Date: September 20, 2007	By:	/s/ Michael S. Chadwick
Michael S. Chadwick Director

Date: September 20, 2007	By:	/s/ E. H. (Gene) Dewhurst
E. H. (Gene) Dewhurst Director

Date: September 20, 2007	By:	/s/ Jesse B. Tutor
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

10.19	Termination Agreement and Release by and between the Company, its Subsidiaries and Scott Heller, dated August 8, 2005 (Incorporated by reference from our Form 10-Q filed on May 12, 2006).

21.1	List of subsidiaries

23.1	Consent of Johnson Miller & Co., CPA’s PC*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

* filed herein