Form 10-Q/A
period 2007-03-31
UNITED FUEL & ENERGY CORP
filed 2007-09-21
CIK 1137031

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

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $.001 par value, as of August 21, 2007: 14,794,021.

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

The Company is filing this Form 10-Q/A for the quarter ended March 31, 2007 to amend and restate the consolidated financial statements of the Company for the three month period ended March 31, 2007.

This Form 10-Q/A only amends and restates the following items in the Form 10-Q for the quarter ended March 31, 2007 that was filed with the SEC on May 17, 2007 (“Original Filing”), in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby:

Part I:

Item 1. Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.(T) Controls and Procedures.

However, solely for the convenience of the reader, this Form 10-Q/A, includes, in their entirety, those items in the Original Filing that are not being amended and restated. This Form 10-Q/A does not describe events occurring after the Original Filing, including exhibits (except for those set forth below), or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time. The information included in the Original Filing and included in this Form 10-Q/A that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing. Such subsequent information or events include among others:

•	the information and events described in our Form 10-Q for the quarter ended June 30, 2007 (which is being filed concurrently with this Form 10-Q/A); and

•	the information and events described in our current reports on Form 8-K filed subsequent to the date of the Original Filing.

For a description of such subsequent information and events, please read our Securities Exchange Act of 1934 reports filed subsequent to the date of our Original Filing which update and supersede certain information contained in the Original Filing and this Form 10-Q/A. Also, forward looking statements made and risk factors identified in our Original Filing have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements and risk factors should be read in their historical context.

Accordingly, this Form 10-Q/A should be read in conjunction with our amended Annual Report on Form 10-K/A for the year ended December 31, 2006, and the Form 10-Q for the quarter ended June 30, 2007, which are being filed concurrently with this Form 10-Q/A.

Finally, pursuant to the rules of the SEC, Item 6 of Part II of the Form 10-Q/A has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1 and 31.2, and 32.1 and 32.2.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended March 31, 2007

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS	(Restated)	(Restated)
	(Unaudited)
CURRENT ASSETS
Cash	$890	$3,951
Accounts receivable, net	45,867	47,025
Other receivables	741	1,583
Inventories, net of allowance	12,678	11,559
Prepaid expense	1,550	982
Deferred taxes	600	592
Total current assets	62,326	65,692

PROPERTY, PLANT AND EQUIPMENT, net	25,131	22,972

OTHER ASSETS
Cash value of life insurance	2,769	2,744
Goodwill	2,028	2,028
Debt issuance costs, net	836	537
Other	552	202
Total other assets	6,185	5,511
	$93,642	$94,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$2,278	$1,832
Accounts payable	19,143	17,015
Accrued and other current liabilities	4,202	3,538
Accrued income taxes	-	836
Total current liabilities	25,623	23,221

OTHER LIABILITIES
Long-term debt, less current maturities	44,940	47,968
Asset retirement obligations	175	172
Deferred income taxes	1,651	1,501
Total other liabilities	46,766	49,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and outstanding at March 31, 2007 and
December 31, 2006
Common stock - $0.001 par value, 55,000,000 shares authorized, 14,115,066 issued and outstanding at March 31, 2007;
13,748,202 issued and outstanding at December 31, 2006	14	14
Paid-in capital	19,448	19,037
Retained earnings	1,791	2,262
Total stockholders' equity	21,253	21,313

	$93,642	$94,175

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Restated)
Revenues
Sales	$74,862	$74,711
Other	900	806
Total revenues	75,762	75,517

Cost of sales	65,348	66,885

Gross profit	10,414	8,632

Expenses
Operating	4,899	3,513
General and administrative	4,191	3,522
Depreciation, amortization and accretion	520	340
Total expenses	9,610	7,375

Operating income	804	1,257

Other income (expense)
Interest expense	(1,046)	(1,009)
Amortization of debt issue costs	(118)	(118)
Other income (expense), net	44	43
Total other expenses	(1,120)	(1,084)

Income (loss) before income taxes	(316)	173

Income tax expense (benefit)	(101)	74

Net income (loss)	$(215)	$99

Cumulative preferred stock dividend	$256	$-

Net income (loss) applicable to common equity	$(471)	$99

Net income (loss) per common share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	14,070	12,548
Diluted	22,603	12,834

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(215)	$99
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Depreciation	520	340
Amortization of debt issuance costs	118	118
Noncash stock compensation	156	42
Deferred income taxes	142	90
Other	-	(54)
Changes in operating assets and liabilities, net of effects
from acquisitions of Benton, Your Pump, Queen and Clark:
Decrease (increase) in:
Accounts receivable	1,339	(191)
Other receivables	842	(139)
Income tax receivable	-	(236)
Inventories	(1,030)	952
Prepaid expenses	(568)	499
Other assets	(350)	179
Related party receivables	-	3
Increase (decrease) in:
Accounts payable	2,128	63
Accrued income taxes	(836)	(449)
Accrued expenses and other current liabilities	664	174
Net cash provided by operating activities	2,910	1,490

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(25)	(27)
Clark acquisition	-	(34)
Queen acquisition	-	(6,331)
Your Pump acquisition	(1,328)	-
Benton acquisition	(456)	-
Capital expenditures, net	(1,047)	(368)
Net cash used in investing activities	(2,856)	(6,760)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit facility, net	(5,292)	(250)
Issuance of new debt	5,000	-
Repayment of long term debt	(2,405)	(343)
Debt issuance costs	(417)	-
Proceeds from issuance of capital stock, net of issuance costs	(1)	7,895
Net cash provided by (used in) financing activites	(3,115)	7,302

Net increase (decrease) in cash	(3,061)	2,032
Cash at beginning of year	3,951	673
Cash at end of period	$890	$2,705

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

United Fuel & Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - GENERAL

OVERVIEW

United Fuel & Energy Corporation, a Nevada Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly owned subsidiary United Fuel & Energy Corporation, a Texas corporation (“United Fuel-Texas”), formerly known as Eddins-Walcher Company (“EWC”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico and southern Oklahoma. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The financial information included herein, except the balance sheet as of December 31, 2006, is unaudited. Our consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements filed in our Form 10-K/A filed with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 2007, the Company announced that it would be restating certain financial statements as a result of the findings of an internal accounting review. Since that time, the Company has completed its internal accounting review and has determined that certain errors resulted from material weaknesses in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions.

Restated amounts as of and for the quarter ended March 31, 2007, are as follows:
	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

Balance sheet:
Prepaid expense	$931	619	$1,550
Deferred taxes	592	8	600
Accrued and other current liabilities	2,644	1,558	4,202
Accrued income taxes	146	(146)	-
Deferred income taxes	1,501	150	1,651
Retained earnings	4,407	(2,616)	1,791

Statement of income:
Sales	75,830	(968)	74,862
Gross profit	11,382	(968)	10,414
Income (loss) before income taxes	652	(968)	(316)
Income tax expense (benefit)	271	(372)	(101)
Net income (loss)	381	(596)	(215)
Net income (loss) applicable to common equity	125	(596)	(471)

Net income (loss) per common share:
Basic	0.01	(0.04)	(0.03)
Diluted	0.02	(0.05)	(0.03)

Statement of Cash Flows:
Net cash provided by operating activities (a):
Net income (loss)	381	(596)	(215)
Deferred income taxes	-	142	142
Prepaid expenses	(41)	(527)	(568)
Accounts payable	2,085	43	2,128
Accrued income taxes	(848)	12	(836)
Accrued expenses and other current liabiltites	(262)	926	664

(a) No net change in cash provided by operating activities

NOTE 3 - CONCENTRATION OF CREDIT RISK

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

NOTE 4 - DEBT

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

Aggregate maturities of long-term debt for the twelve month period ended March 31, 2007, are as follows (thousands):

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

NOTE 7 - ACQUISITIONS

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

The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the three months ended March 31, 2006, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Three months ended
March 31,2006
Revenue	$85,076
Net income	386
Proforma diluted earnings per share	0.01

NOTE 8 - EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 (in thousands except per share data):

	2007			2006
	Income	Number of Shares	Per Share	Income	Number of Shares	Per Share
	(Restated)		(Restated)
Net income (loss)	$(215)			$99
Less: preferred stock dividends	(256)			-

Basic EPS
Income (loss) available to common
stockholders	(471)	14,070	($0.03)	99	12,548	$0.01

Effect of diluted securities
Options	-	-		-	82
Warrants	-	-		-	204
Convertible preferred stock	256	8,533		-	-

Diluted EPS
Income (loss) available to common
stockholders plus assumed
conversions	$(215)	22,603	($0.03)	$99	12,834	$0.01

NOTE 9 - STOCKHOLDERS’ EQUITY

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

NOTE 10 - INCOME TAXES

The effective tax rate for continuing operations for the first quarter of 2007 was a benefit of 32%, as compared to an expense of 43% for the first quarter of 2006.

NOTE 11 - SUBSEQUENT EVENTS

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

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our 2006 Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which are being filed concurrently with this Form 10-Q/A for the quarter ended March 31, 2007.

The information below has been adjusted solely to reflect the impact of the restatement on the Company’s financial results which is more fully described in Note 2 to the consolidated financial statements contained in this report and under “Restatement of Previously Issued Consolidated Financial Statements” below and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

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

Restatement of Previously Issued Consolidated Financial Statements

On August 14, 2007, we filed a Current Report on Form 8-K with the SEC in which we announced that we would be restating certain consolidated financial statements as a result of the findings of an internal accounting review. Since that time, we have completed our internal accounting review and have determined that certain of the errors resulted from deficiencies in our internal control over financial reporting. See Item 4. Controls and Procedures in this Form 10-Q/A.

As more fully described in Note 2 to the consolidated financial statements, the Company has identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions.

Restated amounts as of and for the three months ended March 31, 2007, are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

Balance sheet:
Prepaid expense	$931	619	$1,550
Deferred taxes	592	8	600
Accrued and other current liabilities	2,644	1,558	4,202
Accrued income taxes	146	(146)	-
Deferred income taxes	1,501	150	1,651
Retained earnings	4,407	(2,616)	1,791

Statement of income:
Sales	75,830	(968)	74,862
Gross profit	11,382	(968)	10,414
Income (loss) before income taxes	652	(968)	(316)
Income tax expense (benefit)	271	(372)	(101)
Net income (loss)	381	(596)	(215)
Net income (loss) applicable to common equity	125	(596)	(471)

Net income (loss) per common share:
Basic	0.01	(0.04)	(0.03)
Diluted	0.02	(0.05)	(0.03)

Statement of Cash Flows:
Net cash provided by operating activities (a):
Net income (loss)	381	(596)	(215)
Deferred income taxes	-	142	142
Prepaid expenses	(41)	(527)	(568)
Accounts payable	2,085	43	2,128
Accrued income taxes	(848)	12	(836)
Accrued expenses and other current liabiltites	(262)	926	664

(a) No net change in cash provided by operating activities

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

Equity Transactions

In March 2006, we sold an aggregate of 1,333,333 shares of common stock in private placements for $1.50 per share. Net roceeds from the offerings were approximately $1,860,000 after payment of commissions to our placement agent.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales and Other Revenues. Revenues increased by $245,000, or less than 1%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This increase was primarily due to a 3.2% increase in the sales price offset by a decrease in total sales volumes. The volume decrease is primarily attributable to a combination of increases in gasoline and propane sales offset by a decrease in sales of diesel fuel. Diesel fuel volumes decreased primarily because of a slight decline in drilling activity in our operating areas.

Cost of sales and gross profit. Cost of sales decreased by $1,537,000, or 2.3%, during the three months ended March 31, 2007, as compared to the corresponding period in 2006, due primarily to a 1.6% decrease in volumes and a decrease in the cost of products purchased. Gross profit increased by $1,782,000 or 20.6%, to $10,414,000 in 2007 from $8,632,000 in 2006. Our gross profit as a percentage of sales increased to 13.7% in 2007 from 11.4% in 2006. The increase in this percentage reflects the impact of our continued pricing and purchasing initiatives.

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

Net Income. As a result of a combination of the factors described above, our net income decreased by $314,000 to a loss of $215,000 for the three months ended March 31, 2007, from net income of $99,000 for the corresponding period in 2006.

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

Net Cash Used In Operating Activities
Net cash provided by operating activities amounted to $2,910,000 for the three months ended March 31, 2007, as compared $1,490,000 in 2006, resulting in an increase in cash provided of $1,420,000. Net loss for the three months ended March 31, 2007 was $215,000, a decrease of $314,000 from net income of $99,000 for the same period in 2006. The noncash items of depreciation and amortization, noncash stock compensation, deferred income taxes and other increased by $400,000 for the three months ended March 31, 2007, from the three months ended March 31, 2006. Changes in operating assets and liabilities increased cash flows by, $2,189,000 for the three months ended March 31, 2007, as compared to $855,000 for the same period in 2006.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. In June 2007, an internal accounting review was initiated in response to our receiving notification from a third party payment processor that we had been erroneously paid twice on certain credit card fuel purchase transactions from our cardlock facilities which revealed that certain of our accounting practices and procedures were not adequate. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus on our accounting policies and practices, accounting records, and supporting documents. As a result of this review and in connection with the restatement of our consolidated financial statements, our management, including our chief executive officer and chief financial officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by the Original Filing. Based on such re-evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

These material weaknesses resulted in management’s failure to prevent or detect errors in our consolidated financial statements. As a result, we have restated our financial statements for the quarter ended March 31, 2007, and the year ended December 31, 2006.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under section (b). Accordingly, we believe that the consolidated financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

In the Original Filing, our management concluded that there had not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007, that had materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Subsequently, in connection with the identification of the material weaknesses described in section (a) above and the remediation of such material weaknesses described below, we have made significant improvements and changes to our internal control over financial reporting through September 20, 2007 (the filing date of this document).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Item 1 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceeding to which we are a party or our assets are subject to at March 31, 2007.

ITEM 1A. RISK FACTORS

The information in Item 1A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

The information in Item 3 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information in Item 4 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

ITEM 5. OTHER INFORMATION

The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

ITEM 6. EXHIBITS

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1 and 31.2, and 32.1 and 32.2.

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

10.1
The Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as a borrower, Three D Oil Co., of Kilgore, Inc., as a borrower, The CIT Group/Business Credit, Inc., as agent and a lender, SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders (incorporated by reference from our Form /-K filed on March 30, 2007).

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