Form 10-Q
period 2007-06-30
UNITED FUEL & ENERGY CORP
filed 2007-09-21
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of August 21, 2007:14,794,021.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended June 30, 2007

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$911	$3,951
Accounts receivable, net	54,774	47,025
Other receivables	1,708	1,583
Inventories, net of allowance	12,379	11,559
Prepaid expense	2,042	982
Deferred taxes	600	592
Total current assets	72,414	65,692

PROPERTY, PLANT AND EQUIPMENT, net	28,584	22,972

OTHER ASSETS
Cash value of life insurance	2,793	2,744
Goodwill	7,037	2,028
Debt issuance costs, net	1,764	537
Other	424	202
Total other assets	12,018	5,511
	$113,016	$94,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,042	$1,832
Accounts payable	20,406	17,015
Accrued and other current liabilities	5,483	3,538
Accrued income taxes	187	836
Total current liabilities	29,118	23,221

OTHER LIABILITIES
Long-term debt, less current maturities	59,852	47,968
Asset retirement obligations	177	172
Deferred income taxes	1,639	1,501
Total other liabilities	61,668	49,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and 12,600 outstanding at June 30, 2007;
12,800 shares issued and outstanding at December 31, 2006
Common stock - $0.001 par value, 55,000,000 shares authorized, 14,614,021 issued and outstanding at June 30, 2007;
13,748,202 issued and outstanding at December 31, 2006	14	14
Paid-in capital	20,377	19,037
Retained earnings	1,839	2,262
Total stockholders' equity	22,230	21,313

	$113,016	$94,175

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues
Sales	$88,487	$91,694	$163,349	$166,405
Other	1,380	1,049	2,280	1,855
Total revenues	89,867	92,743	165,629	168,260

Cost of sales	78,076	82,334	143,424	149,219

Gross profit	11,791	10,409	22,205	19,041

Expenses
Operating	4,862	4,199	9,761	7,712
General and administrative	4,558	3,608	8,749	7,130
Depreciation, amortization and accretion	673	454	1,193	794
Total expenses	10,093	8,261	19,703	15,636

Operating income	1,698	2,148	2,502	3,405

Other income (expense)
Interest expense	(1,207)	(1,147)	(2,253)	(2,156)
Amortization of debt issue costs	(109)	(119)	(227)	(237)
Other income (expense), net	132	44	176	87
Total other expenses	(1,184)	(1,222)	(2,304)	(2,306)

Income before income taxes	514	926	198	1,099

Income tax expense	214	336	113	410

Net income	$300	$590	$85	$689

Cumulative preferred stock dividend	$252	$226	$508	$226

Net income (loss) applicable to common equity	$48	$364	$(423)	$463

Net income per common share:
Basic	$-	$0.03	$(0.03)	$0.04
Diluted	$0.01	$0.03	$(0.03)	$0.04

Weighted average common shares outstanding:
Basic	14,640	13,656	14,355	13,080
Diluted	23,153	21,391	22,757	17,142

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$85	$689
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation	1,193	794
Amortization of debt issuance costs	227	237
Noncash stock compensation	342	128
Deferred income taxes	130	50
Other	-	(82)
Changes in operating assets and liabilities, net of effects
from acquisitions of Benton, Your Pump, Queen and Clark:
Decrease (increase) in:
Accounts receivable	(5,629)	(4,387)
Other receivables	(125)	(68)
Inventories	(564)	56
Prepaid expenses	(1,060)	(75)
Other assets	(222)	117
Related party receivables	-	3
Increase (decrease) in:
Accounts payable	3,391	2,512
Accrued income taxes	(649)	(349)
Accrued expenses and other current liabilities	2,437	736
Net cash provided (used) by operating activities	(444)	361

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(49)	(64)
Clark acquisition	-	(34)
Queen acquisition	-	(8,934)
Your Pump acquisition	(1,328)	-
Benton acquisition	(456)	-
Reamax acquisition	(8,335)	-
Capital expenditures, net	(3,951)	(544)
Net cash used in investing activities	(14,119)	(9,576)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit facility, net	8,442	2,426
Issuance of new debt	7,500	29
Repayment of long term debt	(2,963)	(708)
Debt issuance costs	(1,454)	-
Proceeds from issuance of capital stock, net of issuance costs	(2)	13,468
Net cash provided by financing activites	11,523	15,215

Net increase (decrease) in cash	(3,040)	6,000
Cash at beginning of year	3,951	673
Cash at end of period	$911	$6,673

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash paid during period for:
Interest	$1,932	$2,116
Income taxes	$484	$690

Non-cash investing and financing activities

We acquired property, plant and equipment through debt financing in the amount of $115,000 and $571,000 for the six months ended June 30, 2007 and 2006, respectively.

We issued common stock in lieu of cash for the preferred stock dividends during the six months ended June 30, 2007. This dividend aggregated $256,000.

United Fuel & Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - GENERAL

United Fuel & Energy Corporation, a Nevada Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly owned subsidiaries United Fuel & Energy Corporation, a Texas Corporation (“United Fuel-Texas”), formerly known as Eddins-Walcher Company (“EWC”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico, southern Oklahoma and Central Arizona. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3 - DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Revolving line of credit	$48,802	$40,360
2004 term loan payable to a bank	3,459	3,852
2005 term loan payable to a bank	955	1,043
Three D term loan payable to a bank	-	1,278
Term loan	5,847	-
Note payable to a supplier	322	428
Note payable to shareholder of Reamax	1,500	-
Notes payable to shareholders of Clark Oil	-	738
Other notes payable	2,009	2,101
	62,894	49,800
Less current maturities	(3,042)	(1,832)
	$59,852	$47,968

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

In connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended in order to allow the Company to remain in compliance with financial covenants and financial reporting covenants, and to waive any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (8.25% at June 30, 2007) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets United Fuel - Texas, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of the principal stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (8.25% at June 30, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and its principal stockholder.

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

The note payable to shareholder of Reamax is payable in quarterly installments of principal and interest of $145,048, with interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $161,225. The note is guaranteed by the Company.

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates of 8.9%, 8.99% or Wall Street Journal prime (8.25% at June 30, 2007) plus 1% or 1.5%, with monthly principal and interest payments aggregating approximately $49,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt for the twelve month periods ended June 30, 2007, are as follows (thousands):

2008	$3,042
2009	3,015
2010	4,097
2011	1,987
2012	1,022
Thereafter	49,731
Total long-term debt	$62,894

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the six month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Asset retirement obligation, January 1	$172	$127
Liabilities incurred	-	34
Liabilities settled	-	-
Accretion expense	5	5
Asset retirement obligation, June 30	$177	$166

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At June 30, 2007, the Company continues its cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.
In connection with the acquisition of the Ackerly assets (see Note 6), the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000. As of June 30, 2007, no amounts had been accrued.

NOTE 6 - ACQUISITIONS

Effective May 1, 2007, the Company acquired the assets of Reamax Oil Company, Inc., an Arizona company which was a fuel and lubricant distributor. The total purchase price of $9,388,631 was paid as follows: cash consideration of $4,580,000, plus the cost of inventory and receivables of $2,809,000; note payable to the seller for $1,500,000 collateralized by a corporate guaranty; and 384,616 shares of common stock to the seller. The Company paid earnest money of $350,000 which was credited toward the cash portion of the purchase price upon closing. The seller is subject to a five year noncompete agreement. As of June 30, 2007, the Company has not allocated the purchase price because fair market values for assets are not available.

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

 The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the six months ended June 30, 2006, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Six months ended
June 30, 2006
Revenue	$85,076
Net Income	386
Proforma diluted earnings per share	.01

NOTE 7 - EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 (in thousands except per share data):

	Three Months Ended
	2007			2006

	Income	Number of Shares	Per Share	Income	Number of Shares	Per Share
Net income	$300			$590
Less: preferred stock dividends	(252)			(226)

Basic EPS
Income available to common
stockholders	48	14,640	$-	364	13,656	$0.03

Effect of diluted securities
Options		61			70
Warrants		48			195
Convertible preferred stock	252	8,404		226	7,470

Diluted EPS
Income available to common
stockholders plus assumed
conversions	$300	23,153	$0.01	$590	21,391	$0.03

	Six Months Ending
	2007			2006
	Income	Number of Shares	Per Share	Income	Number of Shares	Per Share
Net income	$85			$689
Less: preferred stock dividends	(508)			(226)

Basic EPS
Income (loss) available to common
stockholders	(423)	14,355	($0.03)	463	13,080	$0.04

Effect of diluted securities
Options		-			76
Warrants		-			206
Convertible preferred stock	508	8,402		226	3,780

Diluted EPS
Income available to common
stockholders plus assumed
conversions	$85	22,757	($0.03)	$689	17,142	$0.04

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the six month period ended June 30, 2007, dividends were paid to preferred stockholders in the form of common stock: 186,864 shares of common stock were issued in January 2007, and 161,006 shares in April 2007. As of June 30, $252,000 of dividends had been accrued, and were paid in cash in July 2007. No dividends were declared, paid or accrued for the comparative period in 2006.

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

Warrants outstanding for the purchase of common stock as of June 30, 2007, are as follows:

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

Activity in our stock option plan for the six months ended June 30, 2007 and 2006 is as follows:

	2007		2006
	Number	Weighted	Number	Weighted
	of	average	of	average
	Shares	exercise price	Shares	exercise price

Outstanding at January 1	1,601,516	$1.51	1,242,732	$2.31
Granted	100,000	1.53	-
Exercised	-		-
Forfeited	(1,850)	1.50	(222,334)	2.92
Outstanding at June 30	1,699,666	1.51	1,020,398	2.21

The majority of employee stock options were repriced to $1.50 in November 2006. For the six month period ended June 30, 2007, $91,000 of employee stock compensation had been recognized, and as of June 30, 2007, there was approximately $704,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 300,334 shares of common stock available for future issuance, as of June 30, 2007. For the six month period ended June 30, 2006, no expense was recognized, and as of June 30, 2006, there was $631,000 of total unrecognized compensation cost.

The following table summarizes stock option information as of June 30, 2007:

		Weighted Average
		Remaining
		Contractual Life	Options
Exercise Price	Options Outstanding	(In years)	Exercisable
$ 1.47	440,828	9.0	330,621
$ 1.50	899,666	9.0	209,056
$ 1.53	100,000	10.0	-
$ 1.60	200,000	9.0	-
$ 1.69	59,172	8.0	44,379
	1,699,666	9.0	584,056

NOTE 9 - INCOME TAXES

The effective tax rate for the six months ended June 30, 2007, was 57%, as compared to 37% for the six months ended June 30, 2006.

NOTE 10 - SUBSEQUENT EVENTS

Effective July 1, 2007, the Company acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and receivables of approximately $398,000. The sellers are subject to a five year noncompete agreement.

On September 14, 2007, the Company signed an agreement to purchase all of the outstanding stock of Cardlock Fuels Systems, Inc. (“CFS”) from a third party, the Greinke Business Living Trust, Frank Greinke as Trustee (“Greinke”) in exchange for 24,641,277 shares of Company common stock. Closing is expected to occur in October 2007. The acquisition is subject to customary representations warranties and covenants. Consummation is subject to certain conditions, including receipt of a fairness opinion, approval of the Company’s board of directors, approval of the holders of two-thirds of the Series A preferred stock, completion of an audit of CFS, submission and filing of the Company’s restated Form 10-K as of and for the year ended December 31, 2006, as well as the Company’s restated Form 10-Q as of and for the quarter ended March 31, 2007, as well as other customary conditions. Each party has the right to terminate the agreement under certain circumstances.

Upon completion of the acquisition, Frank Greinke will be appointed as Chairman of the Board, and will own approximately 62.5% of the Company’s common stock, or approximately 51.5% of all voting shares.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation or cash flows.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007 and entities are required to recognize the effect of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Company is evaluating the FSP’s guidance, but does not believe its adoption will have a material impact on its financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS No. 159 on the consolidated results of operations and consolidated financial condition.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB NO. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in rural markets in the southwestern and south central United States. We distribute and sell products to a diverse base of industrial, commercial and residential customers, through over 100 public and private unmanned cardlock sites and 20 branch offices as of June 30, 2007. Our current operations are in west Texas, eastern New Mexico, southeast Oklahoma, east Texas and central Arizona.

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

In connection with the Company’s restatement of its financial statements for December 31, 2006, and March 31, 2007,  the Revolver was amended in order to allow the Company to remain in compliance with financial Covenants and financial reporting Covenants, and to waive any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.

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

We issued warrants in 2006 for the purchase of an aggregate of 543,334 shares of common stock at an exercise price of $1.65. Options for the purchase of common stock were also issued to employees during 2006 at prices of $1.50 and $1.60. The majority of all employee options were repriced to $1.50 in November 2006. Outstanding options at June 30, 2007, were 1,699,666.

We issued common stock in lieu of cash for the preferred stock dividends during the six months ended June 30, 2007. These dividends aggregated $508,000.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2006, included in the Company’s annual report on Form 10-K/A. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Acquisitions

Effective July 1, 2007, the Company acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and receivables of approximately $398,000. The sellers are subject to a five year noncompete agreement.

On September 14, 2007, the Company signed an agreement to purchase all of the outstanding stock of Cardlock Fuels Systems, Inc. (“CFS”) from a third party, the Greinke Business Living Trust, Frank Greinke as Trustee (“Greinke”) in exchange for 24,641,277 shares of Company common stock. Closing is expected to occur in October 2007. The acquisition is subject to customary representations warranties and covenants. Consummation is subject to certain conditions, including receipt of a fairness opinion, approval of the Company’s board of directors, approval of the holders of two-thirds of the Series A preferred stock, completion of an audit of CFS, submission and filing of the Company’s restated Form 10-K as of and for the year ended December 31, 2006, as well as the Company’s restated Form 10-Q as of and for the quarter ended March 31, 2007, as well as other customary conditions. Each party has the right to terminate the agreement under certain circumstances.

Upon completion of the acquisition, Frank Greinke will be appointed as Chairman of the Board, and will own approximately 62.5% of the Company’s common stock, or approximately 51.5% of all voting shares.

Effective May 1, 2007, the Company acquired the assets of Reamax Oil Company, Inc., an Arizona company which was a fuel and lubricant distributor. The total purchase price of $9,388,631 was paid as follows: cash consideration of $4,580,000, plus the cost of inventory and receivables of $2,809,000; note payable to the seller for $1,500,000 collateralized by a corporate guaranty; and 384,616 shares of common stock to the seller. The Company paid earnest money of $350,000 which was credited toward the cash portion of the purchase price upon closing. The seller is subject to a five year noncompete agreement. As of June 30, 2007, the Company has not allocated the purchase price because fair market values for all assets are not yet available.

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

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of June 30, 2007.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales and Other Revenues. Sales and other revenues decreased by $2,876,000, or 3.1%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was primarily due to a 1.8% increase in the sales price offset to a certain extent by a 5.2% decrease in total sales volumes. Volumes decreased approximately 5.2% which is primarily attributable to a combination of increases in gasoline sales offset by a larger decrease in sales of diesel fuel. Diesel fuel volumes decreased primarily because of a slight decline in drilling activity in our operating areas.

Cost of sales and gross profit. Cost of sales decreased by $4,258,000, or 5.2%, during the three months ended June 30, 2007, as compared to the corresponding period in 2006, due primarily to a 5.2% decrease in volumes and a decrease in the cost of products purchased. Gross profit increased by $1,382,000, or 13.3%, to $11,791,000 in 2007 from $10,409,000 in 2006. Our gross profit as a percentage of sales increased to 13% in 2007 from 11.2% in 2006. The increase in this percentage reflects the impact of our continued pricing and purchasing initiatives. Gross profit per gallon increased 17% over 2006.

Operating expenses. Operating expenses increased by $663,000 or 15.8%, during the three months ended June 30, 2007, from the same period in 2006. The increase was a result of expenses related to employee costs and benefits by $571,000, primarily due to the additional staff from the Reamax acquisition. Operating expenses per gallon sold increased to $0.143 for the three months ended June 30, 2007 from $0.117 for the corresponding period in 2006 due to the reasons noted above for the increases in operating expenses, and part by an decrease in volumes sold of 5.2%.

General and administrative expenses. General and administrative expenses increased $950,000, or 26.3% during the three months ended June 30, 2007 from the same period in 2006. Personnel costs associated with staff increases and related increases in health and other benefits amounted to an increase of approximately $498,000, which included $64,000 of compensation cost attributable to SFAS 123(R). Professional fees increased $67,000 for the three months ended June 30, 2007 over the same period in 2006. Increases in various other general and administrative expenses contributed to the remaining increase.

Interest. Interest expense was $1,207,000 and $1,147,000 for the three months ended 2007 and 2006, respectively. The average amounts of applicable interest bearing debt during the three months ended June 30, 2007 and 2006 were $56,374,000 and $52,129,000 respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to the Reamax acquistion and capital expenditures financed. Our effective annualized interest rate was 8.56% for the three months ended June 30, 2007 as compared to 8.9% for the three months ended June 30, 2006.

Income Tax Expense. Income tax expense was $214,000, for the three months ended June 30, 2007, compared to $336,000, for the same period in 2006. The decrease of $122,000 is due to a $412,000 decrease in pretax income between the periods. The increase in the effective tax rate to 42% in the 2007 period from 36% in the 2006 period is due to a significantly greater increase in the pretax income than in expenses that are not deductible for tax purposes.

Net Income. As a result of a combination of the factors described above, our net income decreased by $290,000 to $300,000 for the three months ended June 30, 2007 from $590,000 for the corresponding period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Sales and Other Revenues. Revenues decreased by $2,631,000, or 1.6%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was primarily due to a 1.7% increase in the sales price offset to a greater extent by a 3.4% decrease in total sales volumes. Volumes decreased approximately 3.4% which is primarily attributable to a combination of increases in gasoline and propane sales offset by a larger decrease in sales of diesel fuel. Diesel fuel volumes decreased primarily because of a slight decline in drilling activity in our operating areas.

Cost of sales and gross profit. Cost of sales decreased by $5,795,000, or 3.9%, during the six months ended June 30, 2007, as compared to the corresponding period in 2006, due primarily to a 3.4% decrease in volumes and to a lesser extent a decrease in the cost of products purchased. Gross profit increased by $3,164,000 or 16.6%, to $22,205,000 in 2007 from $19,041,000 in 2006. Our gross profit as a percentage of sales increased to 13% in 2007 from 11.4% in 2006. The increase in this percentage reflects the impact of our continued pricing and purchasing initiatives. Gross profit per gallon increased 20% over 2006.

Operating expenses. Operating expenses increased by $2,049,000 or 26.6%, during the six months ended June 30, 2007, from the same period in 2006. The increases resulted primarily from increases in wages and related benefits and an increase in the use of common carriers (outside transportation) for the transportation of fuel. The increase in wages and benefits were primarily due to a 17% increase in the number of employees, most of whom were related to operations. This increase in operating employees was, to a great extent, due to the acquisitions of the Queen and Ackerly assets subsequent to the first quarter of 2006. The increase in the use of common carriers reflect our continued initiatives to lower our cost of products, as indicated by the 3.9% reduction in cost of sales and the increase in gross profit.

General and administrative expenses. General and administrative expenses increased $1,619,000, or 22.7% during the six months ended June 30, 2007 from the same period in 2006. Wages and related benefits accounted for approximately 63% of the overall increase. In December of 2006, a board fee compensation plan was implemented, which accounts for approximately 11% of the increase. In addition, fees for credit card processing increased to $464,000 in 2007 compared to $145,000 in 2006. The increase of 12% because of an increase in the number of employees as well as merit increases.

Interest. Interest expense was $2,253,000 and $2,156,000 for the six months ended 2007 and 2006, respectively. The average amounts of applicable interest bearing debt during the six months ended June 30, 2007 and 2006 were $51,729,000 and $50,239,000, respectively. The increase in debt between the two periods is $1,490,000. In May of 2007, the Company incurred debt of $1,500,000 in connection with the acquisition of Reamax. In addition, a portion of the proceeds from a $5,000,000 term loan were used to pay off a note payable and a term loan. Our effective annualized interest rate was 8.71% for the six months ended June 30, 2007 as compared to 8.6% for the six months ended June 30, 2006.

Net Income. As a result of a combination of the factors described above, our net income decreased by $604,000 to $85,000 for the six months ended June 30, 2007 from $689,000 for the corresponding period in 2006.

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

Net Cash Used In Operating Activities
Net cash used by operating activities amounted to $444,000 for the six months ended June 30, 2007, as compared to cash provided of $361,000 in 2006. Net income for the six months ended June 30, 2007 was $85,000, a decrease of $604,000 from net income of $689,000 for the same period in 2006. The noncash items of depreciation and amortization, noncash stock compensation, deferred income taxes and other increased by $765,000 for the six months ended June 30, 2007 from the six months ended June 30, 2006. Changes in operating assets and liabilities decreased cash flows by $2,421,000 for the six months ended June 30, 2007, as compared to $1,455,000 for the same period in 2006.

Net Cash Used in Investing Activities
Net cash used in investing activities was $14,119,000 for the six months ended June 30, 2007 and $9,576,000 for the same period in 2006, a net change of $4,543,000. Cash expenditures for property, plant and equipment for 2007 totaled $3,951,000 as compared to $544,000 for 2006. The other primary increase in the use of cash was $10,119,000 for acquisitions, in 2007 compared to $8,968,000 in 2006.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $11,523,000 for the six months ended June 30, 2007 as compared to cash provided of $15,215,000 for the same period in 2006, a decrease of $3,692,000. In 2007, we increased net borrowing by $8,442,000 under our revolving credit facility and repaid $2,963,000 of our term notes payable. We received proceeds of $13,468,000, net of issuance costs, for the issuance of common and preferred stock in 2006.

Our primary sources of capital and liquidity are borrowings and proceeds from stock offerings. Borrowings and credit facilities have provided the majority of our needs for operations, organic growth, asset acquisitions and regular recurring capital expenditures. We sold common and preferred stock in 2006 with resulting net proceeds of $13,468,000.

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

In connection with the Company’s restatement of its financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended in order to allow the Company to remain in compliance with financial covenants and financial reporting covenants, and to waive any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.

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

Stock options were issued to employees and officers in 2007 and 2006. As of June 30, 2007, there were 1,699,666 options outstanding at a weighted average exercise price of $1.51 per share. Options exercisable as of June 30, 2007, were 584,056.

At June 30, 2007, there were warrants outstanding to purchase 2,820,000 shares of common stock at a weighted average price of $1.68, with expiration dates of 2007 through 2011.

Capital Expenditures
During the six months ended June 30, 2007, we had capital expenditures of approximately $ 3,951,000 which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

Recent Accounting Pronouncements

In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation or cash flows.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007 and entities are required to recognize the effect of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Partnership is evaluating the FSP’s guidance, but does not believe its adoption will have a material impact on its financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS No. 159 on the consolidated results of operations and consolidated financial condition.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB NO. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

Interest Rate Risk. Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At June 30, 2007, we had $61.1 million of debt subject to floating interest rates. An increase of 100 basis points from the June 30, 2007, rates would increase our interest expense by approximately $611,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

In June 2007, an internal accounting review was initiated in response to our receiving notification from a third party payment processor that we had been erroneously paid twice on certain credit card fuel purchase transactions from our cardlock facilities which revealed that certain of our accounting practices and procedures were not adequate. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus on our accounting policies and practices, accounting records, and supporting documents. As a result of this review we restated the December 31, 2006, Form 10-K and the March 31, 2007, Form 10-Q. Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. We implemented certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below under section (b). Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceeding to which we are a party or our assets are subject to at June 30, 2007.

ITEM 1A. RISK FACTORS

Our Form 10-K/A for the fiscal year ended December 31, 2006 includes “Risk Factors” under Item 1A of Part I. The following discussion is intended to update certain matters discussed therein.

We have determined that certain material weaknesses existed in our internal control over financial reporting including our disclosure controls and procedures, which, if not remedied effectively, could have an adverse effect on our business and result in further material misstatements in our consolidated financial statements in future periods.

Our failure to maintain adequate control over financial reporting processes and procedures has resulted in adjustments to our previously issued consolidated financial statements.

We previously identified possible accounting issues and initiated an internal accounting review that we disclosed in a current report filed on Form 8-K on August 14, 2007. Since that time, we have determined that certain errors resulted from deficiencies in our disclosure controls and procedures. Our management has determined that those deficiencies resulted in material weaknesses in our internal control over financial reporting and resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2006 and for the three months ended March 31, 2007. See Item 4T. Controls and Procedures. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

We have taken steps to remediate the material weaknesses, and plan to take additional remedial actions during the remainder of 2007. Although we believe the actions we have already taken and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies could be identified, we may fail to meet our periodic reporting obligations and/or future consolidated financial statements may contain material misstatements that could result in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

We face risks related to the restatement of our consolidated financial statements that could have a material adverse impact on our operations, including increased costs and an increased possibility of legal or regulatory proceedings.

We determined that our financial statements as of and for the year ended December 31, 2006 and for the three months ended March 31, 2007 should be restated. As a result of the restatement, we have become subject to additional risks and uncertainties. These include unanticipated costs for accounting and legal fees and the increased possibility of legal or regulatory proceedings against us. We may also have difficulty obtaining other financing such as raising equity capital. Additionally, some of our vendors may reevaluate the credit terms that they may offer to us in connection with our purchase of products and services. Any of these risks and uncertainties could have an affect on our operations and cash flow management.

Companies that restate their financial statements may face litigation claims or SEC proceedings following such a restatement of financial results. The defense of any such claims or proceedings may divert our management’s attention and resources. In addition, any litigation or proceedings brought against us could cause us to incur significant legal and other expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 19, 2007. Thomas E. Kelly, Charles McArthur, Michael S. Chadwick, E. H. (Gene) Dewhurst and Jesse B. Tutor were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved a proposal to amend our Articles of Incorporation to increase the number of authorized shares of our common stock from 55 million shares to 100 million shares and a proposal to amend our 2005 Equity Incentive Plan to increase the total number of shares of our common stock that can be issued under the plan to 3,000,000.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal I
Election of Directors

	For	Withheld
Thomas E. Kelly	12,447,180	5,580
Chuck McArthur	12,447,180	5,580
Michael S. Chadwick*	9,500	- 0 -
E.H. (Gene) Dewhurst	12,447,180	5,580
Jesse B. Tutor	12,447,180	5,580

*Only holders of the Series A Preferred Stock were authorized to vote for Mr. Chadwick.

Proposal II
Amendment of Our Articles of Incorporation

	For	Against	Abstain
Common Stock	12,370,990	42,549	20,119
Series A Preferred Stock	9,500	- 0 -	- 0 -

Proposal III
Amendment of Our 2005 Equity Incentive Plan

For	Against	Abstain
15,240,732	46,755	803

ITEM 5. OTHER INFORMATION

On September 20, 2007, we and the lenders under our Second Amended and Restated Financing Agreement dated March 27, 2007 entered into an amendment and waiver relating to the restatement of our consolidated financial statements as of and for the year ended December 31, 2006 and for the three months ended March 31, 2007. This Item 5 is qualified in its entirety by reference to the amendment and waiver.

The purpose of the amendment and waiver to our Second Amended and Restated Financing Agreement is to, among other things, provide: (i) an amendment to the Second Amended and Restated Financing Agreement to increase the rate of interest applicable to our borrowings; (ii) an amendment to the Second Amended and Restated Financing Agreement in order to allow us to remain in compliance with our financial reporting covenants; (iii) an amendment to the Second Amended and Restated Financing Agreement in order to allow us to remain in compliance with our financial covenants; and (iv) a waiver of any event of default arising from the incorrectness of representations and warranties made with respect to financial statements previously delivered to the lenders as a result of the restatement.

As consideration for the amendment and waiver, we have paid the lender, a fee equal to $45,000.

The above description of the amendment and waiver does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to the Second Amended and Restated Financing Agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated by reference herein.

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

2.6
Mutual Stock Purchase Agreement dated September 14, 2007 by and among United Fuel & Energy Corporation, Cardlock Fuel System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust individual (Incorporated by reference from our Form 8-K filed on September 18, 2007).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005.

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005.

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007.*

3.8	Corporation Bylaws (Incorporated by reference by our Registration Statement on Form 10-SB filed on March 21, 2001).

3.9	Certificate of Destination for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

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

10.1
First Amendment dated September 20, 2007, to the Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as borrower. Three D Oil Co., of Kilgore, Inc., as a borrower. The CIT Group/Business Credit, Inc., as agent and a lender. SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders.*

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