Form 10-Q
period 2007-09-30
UNITED FUEL & ENERGY CORP
filed 2007-11-14
CIK 1137031

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $0.001 par value, as of October 31, 2007: 40,075,297

United Fuel & Energy Corporation and Subsidiaries
Form 10-Q for Quarter ended September 30, 2007

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$497	$3,951
Accounts receivable, net	59,718	47,025
Other receivables	2,284	1,583
Inventories, net of allowance	13,288	11,559
Prepaid expenses	1,918	982
Deferred taxes	600	592
Total current assets	78,305	65,692

PROPERTY, PLANT AND EQUIPMENT, net	30,791	22,972

OTHER ASSETS
Cash value of life insurance	2,817	2,744
Goodwill	7,683	2,028
Debt issuance costs, net	1,904	537
Other	283	202
Total other assets	12,687	5,511
	$121,783	$94,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,577	$1,832
Accounts payable	26,746	17,015
Accrued and other current liabilities	3,309	3,538
Accrued income taxes	-	836
Total current liabilities	33,632	23,221

OTHER LIABILITIES
Long-term debt, less current maturities	66,069	47,968
Asset retirement obligations	181	172
Deferred income taxes	1,534	1,501
Total other liabilities	67,784	49,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% cumulative convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and 12,600 shares outstanding at
September 30, 2007; 12,800 shares issued and outstanding at December 31, 2006	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized, 14,714,021 issued and outstanding at September 30, 2007;
13,748,202 issued and outstanding at December 31, 2006	14	14
Paid-in capital	20,610	19,037
Retained earnings (deficit)	(257)	2,262
Total stockholders' equity	20,367	21,313

	$121,783	$94,175

 The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Sales	$96,836	$90,364	$260,185	$256,769
Other	522	770	2,802	2,625
Total revenues	97,358	91,134	262,987	259,394

Cost of sales	87,574	79,867	230,998	229,086

Gross profit	9,784	11,267	31,989	30,308

Expenses
Operating	5,627	4,585	15,388	12,297
General and administrative	5,067	3,633	13,816	10,763
Depreciation, amortization and accretion	712	518	1,905	1,312
Total expenses	11,406	8,736	31,109	24,372

Operating income (loss)	(1,622)	2,531	880	5,936

Other income (expense)
Interest expense	(1,346)	(1,262)	(3,599)	(3,418)
Amortization of debt issue costs	(98)	(118)	(325)	(355)
Other income (expense), net	132	72	308	159
Total other expenses	(1,312)	(1,308)	(3,616)	(3,614)

Income (loss) before income taxes	(2,934)	1,223	(2,736)	2,322

Income tax expense (benefit)	(1,090)	455	(977)	865

Net income (loss)	$(1,844)	$768	$(1,759)	$1,457

Cumulative preferred stock dividend	$252	$256	$760	$481

Net income (loss) applicable to common equity	$(2,096)	$512	$(2,519)	$976

Net income (loss) per common share:
Basic	$(0.14)	$0.04	$(0.18)	$0.07
Diluted	$(0.08)	$0.04	$(0.08)	$0.08

Weighted average common shares outstanding:
Basic	14,794	13,656	14,330	13,656
Diluted	23,218	22,232	22,801	19,207

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,759)	$1,457
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and accretion	1,905	1,322
Amortization of debt issuance costs	325	355
Stock based compensation expense	483	168
Deferred income taxes	25	90
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(10,696)	(5,393)
Other receivables	(701)	(427)
Inventories	(1,353)	(587)
Prepaid expenses	(936)	360
Other assets	(81)	92
Increase (decrease) in:
Accounts payable	9,731	2,667
Accrued income taxes	(836)	72
Accrued expenses and other current liabilities	107	1,612
Net cash provided by (used in) by operating activities	(3,786)	1,788

Cash flows from investing activities:
Increase in cash surrender value	(73)	(100)
Clark acquisition	-	(34)
Queen acquisition	-	(11,994)
Your Pump acquisition	(1,328)	-
Benton acquisition	(456)	-
Reamax acquisition	(7,835)	-
Propane Direct acquisition	(2,397)	-
Capital expenditures, net	(5,044)	(1,648)
Net cash used in investing activities	(17,133)	(13,776)

Cash flows from financing activities:
Net borrowings on revolving line of credit facility	12,884	5,353
Issuance of new debt	10,490	-
Repayments of long term debt	(3,711)	(1,262)
Debt issuance costs	(1,692)	(24)
Preferred stock dividends paid	(504)	(225)
Proceeds from issuance of capital stock, net of issuance costs	(2)	13,437
Net cash provided by financing activites	17,465	17,279

Net increase (decrease) in cash and cash equivalents	(3,454)	5,291
Cash at beginning of period	3,951	673
Cash at end of period	$497	$5,964
Cash paid during the period for:
Interest	$3,224	$3,341
Income taxes	$484	$935

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

We acquired property, plant and equipment through debt financing in the amount of $183,000 and $950,000 for the nine months ended September 30, 2007 and 2006.

We issued common stock in lieu of cash for certain of the preferred stock dividends during the nine months ended September 30, 2007. This dividend aggregated $256,000.

United Fuel & Energy Corporation
Notes to Consolidated Financial Statements

NOTE 1 – GENERAL

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

On February 7, 2005, we acquired United Fuel-Texas through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel – Texas, with United Fuel – Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel – Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel – Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel – Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel – Texas, making United Fuel Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel – Texas stockholders issued pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel – Texas preferred stock.

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

In addition, and in connection with the merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel – Texas owned control of our common stock immediately after consummation of the merger. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.

Effective February 28, 2007, Eddins-Walcher Company merged with its parent company, United Fuel – Texas, and changed its name to United Fuel & Energy Corporation, a Texas corporation.

The financial information included herein, except the balance sheet as of December 31, 2006, is unaudited. Our consolidated balance sheet at December 31, 2006, is derived from the December 31, 2006 audited consolidated financial statements filed in our Form 10-K/A filed with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

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

NOTE 3 – DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Revolving line of credit	$53,244	$40,360
Term loans	8,546	-
2004 term loan payable to a bank	3,263	3,852
2005 term loan payable to a bank	911	1,043
Three D term loan payable to a bank	-	1,278
Note payable to a supplier	304	428
Notes payable to shareholders of Clark Oil	-	738
Note payable to shareholder of Reamax	1,392	-
Other notes payable	1,986	2,101
	69,646	49,800
Less current maturities	(3,577)	(1,832)
	$66,069	$47,968

The Company’s original revolving line of credit (“Revolver”) provided for borrowing of the lesser of $55,000,000 or a borrowing base, as defined, and was collateralized by accounts receivable, inventory, cash value of life insurance policies, rolling stock and a limited personal guarantee by a stockholder of the Company. Interest was payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company’s option. The Revolver was scheduled to mature on September 30, 2007.

In March 2007 the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of a stockholder.

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended. The amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000, of which $2,990,000 has been advanced. The acquisition term loan provides for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (7.75% at September 30, 2007) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel – Texas, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of a stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (7.75% at September 30, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and a stockholder.

The Three D term loan payable to a bank, as amended, was payable in monthly principal and interest payments of $15,636 with the balance due at maturity. The interest rate was prime plus 1%, adjustable annually in October, collateralized by property, plant and equipment purchased as part of the acquisition of Three D Oil Company, and was scheduled to mature in October 2009. This term loan was paid in full in March 2007 from proceeds of the term loan provided in connection with the amendment of the Revolver.

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

The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $145,048, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $161,225. The note is guaranteed by the Company.

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates of 1.9%, 8.9%, 8.99% or Wall Street Journal prime (7.75% at September 30, 2007) plus 1% or 1.5%, with monthly principal payments aggregating approximately $35,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt for the twelve month period ended September 30, is as follows (in thousands):

2008	$3,577
2009	3,496
2010	4,257
2011	2,374
2012	1,521
Thereafter	54,421
Total long-term debt	$69,646

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the nine month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	2007	2006
Asset retirement obligation, January 1	$172	$127
Liabilities incurred	-	34
Liabilities settled	-	-
Accretion expense	9	8
Asset retirement obligation, September 30	$181	$169

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At September 30, 2007, the Company continues its cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

In connection with the acquisition of the Ackerly assets (see Note 6), the purchase price may be increased by an earnout provision with the seller, whereby the seller will be paid 50% of 2007 earnings before income taxes, depreciation and amortization in excess of $300,000 generated from the assets purchased. The earnout amount is limited to $400,000. As of September 30, 2007, no amounts had been accrued.

NOTE 6 – ACQUISITIONS

Effective July 1, 2007, the Company acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and receivables of $312,000. The sellers are subject to a five year noncompete agreement.

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

In accordance with SFAS No. 141, “Business Combinations,” the assets acquired at the date of acquisition were recorded at their respective fair values as of the acquisition date in the consolidated balance sheet. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $5,010,000. Reamax’ results of operations are included in the consolidated statement of income from the date of acquisition.

The determination of fair value requires management to make assumptions and estimates. The following summarizes the purchase price allocation of fair values of the assets acquired (in thousands):

Accounts receivable	$2,586
Inventory	223
Property, plant and equipment	1,570
Goodwill	5,010
Payable to Reamax for accounts receivable and inventory	(2,809)
Net purchase price	$6,580

The results of operations of the Reamax assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Reamax for the nine months ended September 30, 2007, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Nine months ended
September 30, 2007
Revenue	$275,485
Net loss	(1,657)
Proforma diluted loss per share	(0.07)

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

In accordance with SFAS No. 141, “Business Combinations,” the assets acquired at the date of acquisition were recorded at their respective fair values as of the acquisition date in the consolidated balance sheet. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $52,000. Queen’s results of operations are included in the consolidated statement of income from the date of acquisition.

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

The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the nine months ended September 30, 2006, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Nine months ended
September 30, 2006
Revenue	$85,076
Net income	386
Proforma diluted earnings per share	.01

NOTE 7 – EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 (in thousands except per share data):

	Three Months Ended
	2007			2006
	Income	Number of			Number of
	(Loss)	Shares	Per Share	Income	Shares	Per Share
Net income (loss)	$(1,844)			$768
Less: preferred stock dividends	(252)			(256)

Basic EPS
Income (loss) available to common stockholders	(2,096)	14,794	$(0.14)	512	13,656	$0.04

Effect of diluted securities
Options		24			11
Warrants		-			31
Convertible preferred stock	252	8,400		256	8,534

Diluted EPS
Income (loss) available to common
stockholders plus assumed conversions	$(1,844)	(23,218)	$(0.08)	$768	22,232	$0.04

	Nine Months Ended
	2007			2006
	Income	Number of			Number of
	(Loss)	Shares	Per Share	Income	Shares	Per Share
Net income (loss)	$(1,759)			$1,457
Less: preferred stock dividends	(760)			(481)

Basic EPS
Income (loss) available to common stockholders	(2,519)	14,330	$(0.18)	976	13,656	$0.07

Effect of diluted securities
Options		26			60
Warrants		-			140
Convertible preferred stock	760	8,445		481	5,351
Diluted EPS
Income (loss) available to common stockholders plus assumed conversions	$(1,759)	22,801	$(0.08)	$1,457	19,207	$0.08

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the nine month period ended September 30, 2007, dividends were paid to preferred stockholders in the form of common stock: 186,864 shares of common stock were issued in January 2007, and 161,006 shares in April 2007. In July 2007, $252,000 of dividends were paid in cash, and as of September 30, 2007, $252,000 of dividends were accrued, and were paid in cash in October 2007.

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

Warrants outstanding for the purchase of common stock as of September 30, 2007, are as follows:

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

Activity in our stock option plan for the nine months ended September 30, 2007 and 2006 is as follows:

	2007		2006
	Number	Weighted	Number	Weighted
	of	average	of	average
	Shares	exercise price	Shares	exercise price

Outstanding at January 1	1,601,516	$1.51	1,242,732	$2.31
Granted	540,000	1.38	200,000	1.60
Exercised	-		-
Forfeited	(151,850)	1.50	(247,534)	2.31
Outstanding at September 30	1,989,666	1.48	1,195,198	2.10

The majority of employee stock options were repriced to $1.50 in November 2006. For the nine month period ended September 30, 2007, $398,000 of employee stock compensation had been recognized, and as of September 30, 2007, there was approximately $461,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 300,334 shares of common stock available for future issuance, as of September 30, 2007. For the nine month period ended September 30, 2006, $186,000 of expense was recognized, and as of September 30, 2006, there was $528,000 of total unrecognized compensation cost.

The following table summarizes stock option information as of September 30, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (In years)	Options Exercisable
$1.05	200,000	10	-
$1.47	440,828	8	440,828
$1.50	749,666	7	378,738
$1.53	100,000	10	-
$1.58	200,000	10	-
$1.60	200,000	9	66,667
$1.67	40,000	10	-
$1.69	59,172	8	59,172
	1,989,666	8	945,405

NOTE 9 – INCOME TAXES

The nine month period ended September 30, 2007, reflected a tax benefit at a 36% effective rate, and the corresponding period in 2006 reflected a tax expense at a 37% effective rate.

NOTE 10 – SUBSEQUENT EVENTS

On September 14, 2007, the Company signed an agreement to purchase all of the outstanding stock of Cardlock Fuels Systems, Inc. (“CFS”) from a third party, the Greinke Business Living Trust, Frank Greinke as Trustee (“Greinke”) in exchange for 24,641,276 shares of Company common stock. Upon completion of the acquisition on October 5, 2007, Frank Greinke was appointed as Chairman of the Board, and owns approximately 62.5% of the Company’s common stock, or approximately 51.5% of all voting shares.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning January 1, 2008. The Company is currently reviewing the applicability of SFAS No. 157 to its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).”  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in rural markets in the southwestern and south central United States. We distribute and sell products to a diverse base of industrial, commercial and residential customers, through over 100 public and private unmanned cardlock sites and over 25 branch offices. Our current operations are in west Texas, eastern New Mexico, southeast Oklahoma, east Texas, California and central Arizona.

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

In March 2007 the Revolver was amended to, among other things (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of a stockholder.

In September 2007, and in connection with the Company’s restatement of its financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended. The amendment provided for (i) increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000, of which $2,990,000 has been advanced. The acquisition term loan provides for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

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

We issued warrants in 2006 for the purchase of an aggregate of 543,334 shares of common stock at an exercise price of $1.65. Options for the purchase of common stock were also issued to employees during 2006 at prices of $1.50 and $1.60. The majority of all employee options were repriced to $1.50 in November 2006. Outstanding options at September 30, 2007, were 1,989,666.

Preferred stock dividends for the nine months ended September 30, 2006, were $481,000, paid in cash. For the nine months ended September 30, 2007, preferred stock dividends aggregated $764,000, of which $256,000 was in the form of common stock and $504,000 was in cash.

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

Acquisitions

On September 14, 2007, the Company signed an agreement to purchase all of the outstanding stock of Cardlock Fuels Systems, Inc. (“CFS”) from a third party, the Greinke Business Living Trust, Frank Greinke as Trustee (“Greinke”) in exchange for 24,641,276 shares of Company common stock. Upon completion of the acquisition on October 5, 2007, Frank Greinke was appointed as Chairman of the Board, and owns approximately 62.5% of the Company’s common stock, or approximately 51.5% of all voting shares.

Effective July 1, 2007, the Company acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and receivables of $312,000. The sellers are subject to a five year noncompete agreement.

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

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of September 30, 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales and other revenues. Sales and other revenues increased by $6,224,000 or 6.8%, during the three months ended September 30, 2007, as compared to the corresponding period in 2006. This increase was primarily due to a 10.2% increase in total sales volumes, partially offset by a 2.8% decrease in the sales price. Sales volumes increased approximately 10.2% with higher sales volumes in all products.

Cost of sales and gross profit. Cost of sales increased by $7,707,000, or 9.6%, during the three months ended September 30, 2007, as compared to the corresponding period in 2006, due primarily to continued increases in volumes sold and a slight decrease in the cost of products purchased. Gross profit decreased by $1,483,000 or 13.2%, to $9,784,000 in 2007 from $11,267,000 in 2006. Our gross profit as a percentage of sales decreased to 10% in 2007 from 12.4% in 2006, and gross profit per gallon decreased by 20.2% compared to 2006.

Operating expenses. Operating expenses increased by $1,042,000 or 22.7%, during the three months ended September, 30, 2007, from the same period in 2006. Wages and benefits accounted for approximately 90% of the increase with various other expenses which increased and decreased contributing to the remaining increase, including operating and personnel costs associated with the acquisition of Propane Direct.

General and administrative expenses. General and administrative expenses increased by $1,434,000 or 39.5% during the three months ended September 30, 2007, from the same period in 2006. Wages and related benefits accounted for approximately 52% of the overall increase. Increases in various other general and administrative expenses contributed to the remaining increase, including costs associated with the above noted acquisition.

Interest. Interest expense was $1,346,000 and $1,262,000 for the three months ended 2007 and 2006, respectively. The average amounts of applicable interest bearing debt during the three months ended September, 30, 2007 and 2006 were $66,130,000 and $53,060,000, respectively. The increase in indebtedness is attributable to the additional term debt due to the Propane Direct acquisition and capital expenditures financed. Our effective annualized interest rate was 8.14% for the three months ended September 30, 2007 as compared to 9.51% for the three months ended September 30, 2006.

Income tax expense (benefit). Income tax benefit was $1,090,000 for the three months ended September 30, 2007, compared to income tax expense of $455,000 for the same period in 2006. The decrease of $1,545,000 is due to a loss of $4,157,000 of pretax income between periods. The effective tax rate is 37% for both periods.

Net income (loss). As a result of a combination of the factors described above, we incurred a net loss of $1,844,000 compared to net income of $768,000 for the corresponding period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Sales and other revenues. Sales and other revenues increased by $3,593,000, or 1.4%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This increase was primarily due to a .7% increase in the sales price and a .7% increase in total sales volumes. Sales volumes increased approximately .7% which is primarily attributable to higher sales of propane and gasoline offset by a decrease in sales of diesel fuel and lubes. Diesel fuel volumes decreased primarily because of a slight decline in drilling activity in our operating area.

Cost of sales and gross profit. Cost of sales increased by $1,912,000 or .8%, during the nine months ended September 30, 2007, as compared to the corresponding period in 2006, due primarily to slight increases in volumes of product sold and cost of products purchased. Gross profit increased by $1,681,000 or 5.5%, to $31,989,000 in 2007 from $30,308,000 in 2006. Our gross profit as a percentage of sales increased to 12.2% in 2007 from 11.7% in 2006. The increase in this percentage reflects the impact of our pricing and purchasing initiatives during the period. Gross profit per gallon increased 4.7% over 2006.

Operating expenses. Operating expenses increased by $3,091,000 or 25.1%, during the nine months ended September, 30, 2007, from the same period in 2006. Wages and benefits accounted for approximately 70% of the increase with various other expenses which increased and decreased contributing to the remaining increase, including operating and personnel costs associated with the acquisitions of Propane Direct, Reamax, Your Pump and Benton.

General and administrative expenses. General and administrative expenses increased by $3,053,000, or 28.4% during the nine months ended September 30, 2007, from the same period in 2006. Wages and related benefits accounted for approximately 56% of the overall increase. Increases and decreases in various other general and administrative expenses and costs associated with the above noted acquisitions contributed to the remaining increase.

Interest. Interest expense was $3,599,000 and $3,418,000 for the nine months ended 2007 and 2006, respectively. The average amounts of applicable interest bearing debt during the nine months ended September, 30, 2007 and 2006 were $56,405,000 and $50,222,000, respectively. The increase in indebtedness is primarily attributable to the higher cost of products, which increased borrowings under the revolving line of credit, and to a lesser extent, additional term debt due to Reamax and Propane Direct acquisitions and capital expenditures financed. Our effective annualized interest rate was 8.51% for the nine months ended September 30, 2007 as compared to 9.07% for the nine months ended September 30, 2006.

Income tax expense (benefit). Income tax benefit was $977,000 for the nine months ended September 30, 2007, compared to income tax expense of $865,000 for the same period in 2006. The decrease of $1,842,000 is due to a loss of $5,058,000 of pretax income between periods. The effective tax rate for the 2007 period is 36% as compared to 37% for the 2006 period.

Net income (loss). As a result of a combination of the factors described above, we incurred a net loss of $1,759,000 compared to net income of $1,457,000 for the corresponding period in 2006.

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

Net Cash Provided By/Used In Operating Activities
Net cash used in operating activities amounted to $3,786,000 for the nine months ended September 30, 2007, as compared to net cash provided by operating activities of $1,788,000 in 2006, resulting in a decrease in cash provided of $5,574,000. Net loss for the nine months ended September 30, 2007, was $1,759,000, a decrease of $3,216,000 from net income of $1,457,000 for the same period in 2006. The noncash items of depreciation and amortization, deferred income taxes, noncash stock compensation and other increased by $803,000 for the nine months ended September 30, 2007, from the nine months ended September 30, 2006. Changes in operating assets and liabilities increased cash flows by $4,765,000 for the nine months ended September 30, 2007, as compared to $1,604,000 for the same period in 2006.

Net Cash Used in Investing Activities
Net cash used in investing activities was $17,133,000 for the nine months ended September 30, 2007, and $13,776,000 for the same period in 2006, a net change of $3,357,000. Cash expenditures for property, plant and equipment for 2007 totaled $5,044,000 as compared to $1,648,000 for 2006. The other primary use of cash was $12,016,000 for acquisitions in 2007, as compared to $12,028,000 for 2006.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $17,465,000 for the nine months ended September 30, 2007, as compared to $17,279,000 for 2006, an increase of $186,000. In 2007, we had net borrowing of $12,884,000 under our revolving credit facility, $10,490,000 of term loans, and repaid $3,711,000 of our term notes payable. The costs of incurring additional and new debt was $1,692,000 in the 2007 period. Additionally, we received proceeds of $13,437,000, net of issuance costs, for the issuance of common and preferred stock in 2006.

Capital Resources
Our primary sources of capital and liquidity are borrowings and proceeds from stock offerings. Borrowings and credit facilities have provided the majority of our needs for operations, organic growth, asset acquisitions and regular recurring capital expenditures. We sold common and preferred stock in 2006 with resulting net proceeds of $13,437,000.

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

In March 2007, the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of a stockholder.

In September 2007, and in connection with the Company’s restatement of its financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended. The amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provides for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000 of which $2,990,000 has been advanced. The acquisition term loan provides for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option. As of September 30, 2007, the acquisition term loans aggregated $8,546,000.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest (7.75% at September 30, 2007) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel - Texas, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of a stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at September 30, was $3,263,000.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (7.75% at September 30, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and a stockholder. The balance at September 30, 2007, was $911,000.

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

Stock options were issued to employees and officers in 2007 and 2006. As of September 30, 2007, there were 1,989,666 options outstanding at a weighted average exercise price of $1.48 per share. Options exercisable as of September 30, 2007, were 945,405.

At September 30, 2007, there were warrants outstanding to purchase 2,820,000 shares of common stock at a weighted average price of $1.68, with expiration dates of 2007 through 2011.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. We are in discussions with potential acquisition targets from time to time. Management feels that the Company has adequate resources to meet its obligations.

Capital Expenditures
During the nine months ended September 30, 2007, we made capital expenditures of approximately $5,044,000 to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

Recent Accounting Pronouncements

In June 2007, the EITF ratified its conclusion on EITF Issue No. 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 06-11 will have on our financial position, results of operation or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning January 1, 2008. The Company is currently reviewing the applicability of SFAS No. 157 to its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).”  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB NO. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

Interest Rate Risk

Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At September 30, 2007, we had $67.9 million of debt subject to floating interest rates. A change of 100 basis points from the September 30, 2007, rates would change our interest expense by approximately $680,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

In June 2007, an internal accounting review was initiated in response to our receiving notification from a third party payment processor that we had been erroneously paid twice on certain credit card fuel purchase transactions from our cardlock facilities which revealed that certain of our accounting practices and procedures were not adequate. As soon as the issues were identified, an extensive review of our financial accounting and reporting was conducted in order to assess the full extent and impact of the identified accounting issues. The review included a focus on our accounting policies and practices, accounting records, and supporting documents. As a result of this review we restated the December 31, 2006, Form 10-K and the March 31, 2007, Form 10-Q. Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

(b) Changes in Internal Control Over Financial Reporting

Subsequently, in connection with the identification of the material weaknesses described in section (a) above and the remediation of such material weaknesses described below, we have made significant improvements and changes to our internal control over financial reporting through November 14, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceedings to which we are a party or our assets are subject to at September 30, 2007.

ITEM 1A. RISK FACTORS

Our Form 10-K/A for the fiscal year ended December 31, 2006 includes risk factors under Item 1A of Part I. In addition, our Form 10-Q for the quarter ended June 30, 2007, includes supplemental risk factors under Item 1A of Part II.  Following are additional supplemental risk factors.

Our controlling shareholder has substantial influence over our business and his interests may differ from other shareholders.

Our controlling shareholder is the Greinke Business Living Trust. Frank P. Greinke, our Chairman of the Board, serves as the trustee of this Trust. The Trust owns 24,641,276 shares of our common stock, or approximately 61.5% of our outstanding common stock as of October 31, 2007, or approximately 50.9% of all voting shares (including the outstanding shares of our Series A Preferred Stock). In addition, Mr. Greinke controls the general partner of a limited partnership that owns an additional 450,000 shares of our common stock. Therefore, Mr. Greinke has the ability to determine the outcome of matters submitted to our shareholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Mr. Greinke is party to a stockholders agreement whereby, among other things, Mr. Greinke and the Trust agreed for a period ending on October 5, 2008 to vote all their shares at any shareholders meeting against any action to remove any member of our board of directors, for any action to reelect the existing members of our board of directors, and otherwise in accordance with the written recommendations of Charles McArthur, our CEO. Nevertheless, the concentration of ownership with the Trust and Mr. Greinke may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

We do not have a majority of independent directors.

Our board of directors presently consists of the following six directors: Frank P. Greinke, Thomas E. Kelly, Charles McArthur, Michael S. Chadwick, E.H. (Gene) Dewhurst and Jesse B. Tutor. Mr. Chadwick, Mr. Dewhurst and Mr. Tutor are our only independent directors. Although we intend to retain additional independent directors in the future, there can be no assurance that we will do so. With the current composition of the Board, Mr. Greinke, Mr. Kelly and Mr. McArthur have a significant influence over our decision making. Further, if we are unable or unwilling to retain additional independent directors so that our board composition includes a majority of independent directors, we will restrict our ability from being listed on a national stock exchange such as the American Stock Exchange, or a national electronic quotation system such as the Nasdaq.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2007, we obtained written consents from holders of shares of our outstanding Series A Preferred Stock approving a proposal to adopt and ratify the execution, delivery and performance of that certain Mutual Stock Purchase Agreement dated September 14, 2007 by and among us, Cardlock Fuels System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust. The written consents were obtained in accordance with the provisions of Section 78.320 of the Nevada Revised Statutes, Section 3.2 of the Certificate of Designation of our Series A Preferred Stock and Section 1.12 of our Bylaws.

Written consents were obtained as follows:

Number of Shares of Series A Preferred Stock with Respect to which Written Consents were Obtained from the Holders Thereof	Number of Shares of Series A Preferred Stock with Respect to which No Written Consents were Obtained from the Holders Thereof

10,550	2,050

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Description
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

2.6
Mutual Stock Purchase Agreement dated September 14, 2007, by and among United Fuel & Energy Corporation, Cardlock Fuel System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust individual (Incorporated by reference from our From 8-K filed on September 18,2007).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005.

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005.

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference by our Registration Statement on Form 10-SB filed on March 21, 2001).

3.9	Certificate of Destination for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

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
_______________________
* filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

November 14, 2007	by:	/s/ Bobby W. Page
Bobby W. Page
Vice President and Chief Financial Officer