Form 10-K
period 2007-12-31
UNITED FUEL & ENERGY CORP
filed 2008-04-15
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $13,450,682 based on the closing price of $1.58.

There were 40,045,297 shares of common stock of the Registrant outstanding as of March 17, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after December 31, 2007.

UNITED FUEL & ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Unless the context otherwise requires, the terms “United Fuel,” the “Company,” “we,” ”us,” “our,” and “UFE” refer to United Fuel & Energy Corporation, a Nevada corporation together with its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and other words that convey the uncertainty of future events or outcomes. The forward looking statements in this annual report speak only as of the date hereof, and we disclaim any obligation to update these statements. We have based these forward looking statements on our current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, many of which are difficult to predict and many of which are beyond our control. They are not guarantees of future performance and actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:

•	Risks and uncertainties with respect to the actions of competitive distributors of refined petroleum products in our markets;
•	The demand for and supply of crude oil and refined products;
•	The possibility of constraints on the transportation of refined products;
•	The possibility of slowdowns or shutdowns in refinery operations or pipelines;
•	Effects of and/or changes in governmental regulations and policies, including federal and state tax laws;
•	The availability and cost of our financing, the impact of changes in interest rates and risks related to our level of indebtedness;
•	The effectiveness of our marketing strategies;
•	Our ability to purchase and successfully integrate any future acquired operations;
•	The possibility of terrorist attacks and the consequences of any such attacks;
•	General economic conditions including unexpected changes in operating expenses and capital expenditures; and
•	Other financial, operational and legal risks and uncertainties detailed from time to time in our SEC filings.

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

PART I

Item 1. Business.

Company Overview

United Fuel & Energy Corporation (the “Company”) is one of the largest distributors of fuel, including gasoline, diesel, propane and lubricant products to customers in markets in the southwestern and south central United States. We also have public and private unmanned cardlock refueling operations. Our corporate headquarters are located at 405 North Marienfeld, Midland, Texas 79701. Our general telephone number is (432) 571-8000 and our website address is www.ufeonline.com Our common stock is listed on the OTC Bulletin Board under the ticker symbol “UFEN.OB.” In the future, we intend to apply for listing on one of the national stock exchanges or on the NASDAQ national market.

We market our products and services under the established trade names of “Eddins-Walcher (EWC),” “Three D Oil (TDO),” “Clark Oil,” “Queen Oil,” “Ackerly Oil,” “Reamax Oil,” and “Propane Direct.” In addition, Cardlock Fuels System, Inc. (“CFS”), our wholly owned subsidiary which we acquired in October 2007, operates under its own name. These trade names have a reputation in our industry as being leading service providers based on the decades of operating history and experience, which we have attained through our acquisitions.

During the year ended December 31, 2007, we sold an aggregate of approximately 172 million gallons of product, consisting of approximately 149 million gallons of diesel and gasoline, 4 million gallons of lubricants and 19 million gallons of propane through our distribution system and cardlock operations. During 2007, we sold our products in the following geographic markets:

•	West Texas	41%
•	Eastern New Mexico	19%
•	Southeast Oklahoma	18%
•	East Texas	5%
•	Southern California	12%
•	Northern Arizona	5%

We purchase fuel products from suppliers such as Alon, Southern Counties Oil Company, Northville, Holly and Valero, and lubricants from suppliers such as Shell, ConocoPhillips, and BP Castrol, as well as from CHS, which supplies our private label line of lubricants, and distribute these products to a variety of customers. During 2007, our sales revenue was derived from sales of products to over 23,000 customers in the following industries:

•	Oil field and rig support	57%
•	Commercial and industrial	35%
•	Agricultural	5%
•	Consumer propane	3%

Acquisition Activity

In June 2005, we acquired certain assets of Clark Oil Company used in the sale and distribution of bulk fuel and lubricant products, packaged lubricants and bobtail fuel deliveries in southern Oklahoma. In April 2006, we acquired certain assets of Queen Oil & Gas used in the distribution of bulk fuel and cardlock facilities in eastern New Mexico. In December 2006, we acquired the bulk fuel distribution assets of Ackerly Oil in West Texas. We acquired nine cardlock sites from Your Pump, Inc. in February 2007, and three cardlock sites from another third party in March 2007. In May 2007, we purchased substantially all of the bulk fuel and cardlock operations of Reamax Oil Company, Inc. in northern Arizona. In July 2007, we purchased the assets of Propane Direct, a propane distributor in central Oklahoma. In October 2007, we acquired all of the outstanding common stock of CFS, which operates 19 cardlock facilities in southern California, plus an interest in four cardlock joint ventures.

Operations

We distribute and sell fuels and lubricants to a diverse base of industrial, commercial and residential customers. As of December 31, 2007, we operated 125 public and private cardlock sites and 23 branch offices. As of December 31, 2007, we employed approximately 420 personnel in our business.

We sell products to our customers primarily through the following methods:

•	wholesale distribution of fuels and lubricants;
•	unattended cardlock facilities; and
•	residential and commercial propane delivery.

Wholesale Distribution of Fuels and Lubricants
A large portion of the fuel and lubricants we deliver require personnel and trucks that specialize in delivering those products to oilfield-based equipment. Our fleet of over 360 vehicles and trailers ranges from half ton pick-up trucks to large bobtail and other trucks capable of carrying up to 100,000 pounds, which are used to move products and equipment to various locations.

•
Fuels – We transport fuel, including gasoline, diesel, kerosene and aviation gasoline, using our own fleet of bobtail trucks and tank transports. In addition, we specialize in supplying on site standby bobtail services to oil field service companies during specialized drilling operations. We sell and distribute these fuel products to a diverse customer base, including drilling rigs, city and state agencies, gas stations, trucking companies and oilfield service companies.

•
Lubricants – We transport lubricants, including gear oil, gas engine oil, heavy duty motor oil, hydraulic oil, transmission oil, specialty high temperature tolerant greases and synthetics, using our fleet of trucks to a variety of industrial and commercial customers, which include power generators, gas engine compressor operators, commercial vehicle fleets, and oilfield service companies and drilling companies. We also supply passenger car motor oils to a variety of customers.

Cardlock Operations
Our cardlock operations are focused on enabling commercial vehicles to refuel at convenient unmanned locations in a safe and secure environment. The typical cardlock site is a one to two acre facility, generally located on the outskirts of commercial areas or on business routes. Our cardlock sites are designed to be readily accessible by large, low maneuverability commercial vehicles that frequently utilize our cardlock facilities. Some of our cardlock sites have higher canopies covering the pumps to accommodate large eighteen-wheeled vehicles and tractor-trailers loaded with equipment or cargo. We typically issue each user a proprietary card that gives that user access to specific types of fuel. To access the fuel pump, the user inserts the proprietary card into the card reader and enters certain information, including a PIN (personal identification number), the odometer reading and the user’s vehicle number.

Propane Distribution
The majority of our branch offices have bulk propane storage facilities. We purchase propane from suppliers such as DCP Midstream, Targa, BP and ConocoPhillips depending on the geographic location. We deliver propane using our fleet of trucks to customer locations. Some customers may own their own propane tanks, but we typically supply them. We own approximately 8,600 propane tanks, which vary from 250 to 6,000 gallons.

Customers

We market our products and services to a broad range of customers, including (i) fuels to oil and gas exploration and production companies, well servicing companies, city and state agencies, mining companies, construction and trucking companies, (ii) lubricants to a variety of industrial and commercial customers, and (iii) propane to wholesale, commercial and residential customers.

We have a diversified customer base and for the year ended December 31, 2007, no customer accounted for 10% or more of our consolidated revenues.

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

According to the Energy Information Administration, U.S. petroleum consumption is expected to increase 25% through 2025. This growth in demand is likely to lead to continued oil exploration, drilling and refining efforts. Demand for oilfield equipment and services, and related fuel and lubricant needs, is directly related to the level of expenditures by the oil and natural gas industry for the exploration, development and production of crude oil and natural gas reserves. With crude oil prices expected to remain relatively high, drilling activity and thus demand for oil field and rig support services is expected to remain strong.

Our Strategy

Our goal is to become the premier single source provider of fuel and lubricant products to a diverse customer base throughout markets in the southwest and south central United States. We believe we have a reputation in our industry as a superior provider of customer service and that our competitive advantage will be strengthened by our ability to help end users meet their fueling needs. We intend to continue to offer same day delivery to our customers and focus on their end-user needs. We currently operate in markets in Texas, eastern New Mexico, northern Arizona, southeast Oklahoma and southern California and plan to expand and increase our market penetration throughout these locations and in other markets where business conditions are favorable. We plan to use a combination of selective acquisitions and organic growth initiatives to expand our service footprint and capabilities to meet our customers’ desire to deal with a large supplier that can deliver a wide range of products over a broad geographic territory.

Selective Acquisitions
We believe that there is substantial customer demand for a single source supplier of fuels and lubricants in our target markets. We plan to selectively acquire companies in our target markets that strategically fit our goal of becoming the premier single source provider of fuel and lubricant products throughout the southwest and south central United States. We will initially focus on companies that will fill in geographic gaps in our existing markets in Texas, New Mexico, Arizona, Oklahoma and California along with opportunities we find in noncontiguous markets. We will also look for companies that provide customer and industry diversification to our existing base of business.

Selective acquisitions bring several benefits to our growth strategy and operations, including:

•
Extended geographic reach – Many of our fuel and lubricant customers are large and operate across a large regional or national footprint. Selective acquisitions enable us to expand our service area into markets where our key customers have operations and would like us to service them.

•
Geographic and customer diversity – Selective acquisitions will provide geographic diversification and reduce customer and industry concentration. For example, our current customer base is heavily weighted in the oil and gas industry. The Clark Oil acquisition added diversification because it primarily services mining companies in southeast Oklahoma, which reduces our reliance on the oil and gas industry.

•
Increased financial and operational scale – To become a single source provider in servicing customers across a larger geographic expanse and in greater volumes, selective acquisitions can give us the financial and operational scale necessary to meet customer needs.

•
Increased market share – As we increase our geographic presence and operations, we believe we will be one of a few fuel and lubricant distributors able to meet customers’ diverse needs on a large scale. We believe that this scale, coupled with industry leading customer service and reliability, should enable our customers to increasingly rely on us to service their needs, rather than relying on multiple distributors.

•
Operating synergies and buying power – As we gain critical mass through acquisitions, we believe certain duplicative overhead and operational costs can be eliminated through the integration of all services. As we grow, we believe our purchasing power will enable us to command favorable product pricing while maintaining sales prices, which would favorably impact our gross profit.

Organic Growth
With our operating experience, we believe we have developed a business model based on superior customer service and reliability. We believe we can increase our market share in our target markets by building on that model. Our strategy is not to be the least expensive fuel and lubricant supplier in our markets, but to add value to the supply and distribution process for our customers. There are several organic growth initiatives we are pursuing to increase market share in target markets which include:

•
Upgrading existing cardlock sites and development of new ones – Our target markets have a strong concentration of our core customers and sufficient potential to attract new customers that we believe will justify the upgrade of our existing cardlock sites, as well as the development of new ones. Cardlocks in areas with high concentrations of our core customers have average fuel volumes of approximately 170,000 gallons per month.

•
Identification of new end-markets for fuel and lubricants – Several of our customers that operate on a regional or national level have asked us to provide fuel and lubricant supply services in markets that we do not currently serve, but are targeting for expansion. In addition, we are looking to focus on the automotive segment, such as car dealerships and repair shops, and the growing commercial and industrial segments, such as machine shops and smaller fleets.

•
Implementation of modern technologies – We believe that implementation of modern technologies into our business, such as tracking technologies for use in our distribution chain, will enable us to differentiate our service and provide additional value to our customers.

Competition

We compete with other distributors of fuel and lubricant products, including regional distributors and small independent operators. The principal bases on which we believe we compete are the reliability and quality of service, responsiveness to customer needs, pricing, the location of facilities, and fuel management tools. We believe our competitive advantages are as follows:

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
•
We have 125 public and private cardlock sites that are strategically located, built to accommodate the large vehicles that many of our customers utilize in their fleets, equipped for fast fueling of larger fuel tanks and situated in the market areas necessary to meet the needs of our customers.

•
Our relationship with our principal suppliers and their product offerings that are available to us allows us to provide the products requested by our customers and the maintenance and operation of rolling stock specially designed to meet customer needs, which provides for the timely, cost effective and safe delivery of those products to the customer.

•	Our relationship with our primary customers affords us communication and feedback about our competitive environment and allows us to strategically plan for changes in our marketplace.

The fuel and lubricant distribution business is highly competitive. Our competitors are both larger and smaller than we are. Larger competitors may have substantially greater financial resources than us, which may provide them with competitive advantages, some of which may be (i) a greater ability to secure credit from lenders and suppliers and capital from the market place, which could allow them greater buying power with suppliers and greater capital for acquisitions; (ii) the ability to obtain price and volume advantages from suppliers enabling them to be more price competitive; (iii) a more geographically diverse network of locations to take advantage of supply and demand of products at various locations and to provide a buffer against localized soft economic conditions; (iv) the ability to enhance or develop technology; and (v) the ability to absorb the burden of changes in laws and regulations. Smaller competitors in certain of our market areas, which may have lower infrastructure or overhead costs than us, may seek to gain market share by offering lower prices for their products.

Working Capital

Our business requires us to use substantial working capital for purchasing fuel and lubricant products as well as personnel costs prior to receiving payments from customers. The largest cost, fuel we purchase for resale to customers, is generally drafted against our bank account by our product vendors 10 days from date of purchase. We normally invoice our customers for bulk product purchases the same day as delivery, with normal industry repayment terms of 30 days. Billings for cardlock sales are normally every 10, 15, or 30 days. The average collection time for 2007 was 52 days.

We have a revolving line of credit that was refinanced in March 2007. It provided for a revolver of $70 million and, in addition, term loans of $20 million, $14 million of which are term loans for acquisitions. This revolving line of credit and term loans provided for our normal working capital needs, as well as an available source for funding acquisitions and growth. In October 2007, we failed to comply with two requirements of the financing agreement which resulted in events of default under the agreement. On December 28, 2007, we entered into a forbearance agreement with the lender until March 7, 2008, such that the lender would forbear from exercising its rights and remedies under the agreement. Included in that forbearance agreement was an increase in the revolver from $70 million to $80 million, subject to an availability block of $7.5 million. In addition there were requirements for financial information related to the performance of the Company during the forbearance period and projections of future performance. The forbearance agreement required us to comply with a new financial covenant for the forbearance period. We have complied with all the requirements of the forbearance agreement. On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaces the forbearance agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. In addition, the Fourth Amendment provides for the ability to increase the Revolver in the agreement from $89 million to $125 million. We believe that the Fourth Amendment will provide for our projected term loan needs. However, increasing product prices would require the Company to pursue additional working capital financing.

Raw Materials

Diesel fuel, gasoline and propane are commodities which are refined and distributed by numerous sources. We purchase unbranded fuel from multiple suppliers at market prices and in some cases we qualify for discounts based on certain criteria. We monitor fuel prices and trends in each of our service markets on a daily basis and seek to purchase our fuel at the lowest prices, taking into consideration such factors as distance to and from the supplier and the customers’ delivery location. Our commodity price risk is partially mitigated because we purchase and deliver fuel daily and generally utilize “cost plus” pricing when billing customers.

We purchase lubricants from branded and unbranded suppliers in bulk and in prepackaged containers. Lubricants are distributed and sold to our customers in bulk, prepackaged or repackaged by us to meet specific customer needs. The pricing of lubricants to our customers is on a “cost plus” basis.

Seasonality and Cyclical Trends

Other than our sale of propane, we do not experience any material seasonality or cyclical trends in our business. Because the greatest use of propane is related to residential home heating, the propane distribution segment of our business is highly seasonal, characterized by peak demand typically during the colder months of October through February. Although our propane revenues only comprised approximately 5% of our consolidated gross revenues for 2006 and 2005, they comprised 8% of our consolidated revenue for 2007, primarily because of the Propane Direct acquisition in July 2007.

Governmental Regulation and Environmental Matters

Our operations are affected by numerous federal, state and local laws, regulations and ordinances, including those relating to protection of the environment and worker safety. Various federal, state and local agencies have broad powers under these laws, regulations and ordinances. We are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, our services. We depend on the supply of diesel fuel, gasoline and propane from the oil and gas industry and, therefore, we are affected by changing taxes, price controls and other laws and regulations generally relating to the oil and gas industry. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose us to liability for the conduct of, or conditions caused by others, or for our acts that were not in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Although we believe we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. If there were any substantial violations of these rules and regulations, there could be an adverse effect upon our operations. It is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us. The remediation of any environmental contamination at our sites or caused by us is either included in state funds for which the state has the direction and control of remediation efforts (and for which we have not been determined to bear responsibility), or substantially covered by insurance.

Our bulk plants and the majority of our cardlock facilities use above ground tanks for storage of fuel. We have built containment areas around these types of tanks to safeguard against possible leaks or spills. Because our employees can visually inspect the tanks and because they are in containment areas, we have sufficient time to remove spilled product before any type of contamination may occur; therefore this type of tank is not insured under our environmental insurance coverage.

Some of our cardlock facilities have underground tanks for storage of fuel. Electronic devices known as ATG’s, or automatic tank gauges, record product levels in this type of tank and are reconciled to perpetual inventory balances. This affords us the ability to monitor any inventory variance which might indicate a leak. We insure our underground tanks, which are subject to a deductible per occurrence.

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

Employees

As of December 31, 2007, we had 420 full time employees. Our employees are not represented by any labor unions, and we believe our relationships with our employees are satisfactory.

Item 1A. Risk Factors.

Risks Related to Our Business

We have reported recent losses and there can be no assurances of future profitability.

We incurred a net loss of $5,213,000 before dividends on our preferred stock for the year ended December 31, 2007. In order to generate profits in the future, we need to reduce expenditures, increase margins, control costs and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that we will be able to accomplish our business plan or continue to raise capital at terms that are acceptable to us in order to support our working capital requirements.

Management has taken specific action steps to return us to profitability. Specifically, we have initiated a cost reduction program beginning in February 2008, that we expect will reduce operating costs and general and administrative costs by significant amounts. Specific areas of cost reduction include operating personnel, rents, overtime of hourly workers, fleet expenses, corporate personnel, and general corporate overhead costs. We are also implementing a restructuring of the operating divisions in the Texas operations which will further reduce personnel, consolidate operations, and improve overall efficiency. In addition, we have instituted new product pricing procedures in the wholesale fuels part of our business which we expect will insure that our product pricing is competitive and generates appropriate levels of gross margin. Management believes these action steps will enable us to generate operating profits by the second quarter of 2008. However, due to the many inherent business risks in our industry and our operations, there can be no assurances that these operating profits will occur as forecasted.

We may be unable to successfully execute our acquisition strategy.

Our future growth strategy involves the acquisition of wholesale fuel, propane or lubricant distribution and resale companies or other related entities and businesses in existing and new markets. While we have completed numerous acquisitions in the past few years, including the acquisitions of Clark Oil in 2005, Queen Oil in 2006, and Reamax Oil, Propane Direct and CFS in 2007, there can be no assurance that we will be able to locate or make additional acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into our business. Acquisitions involve risks that could adversely affect our operating results, including management commitment; integration of the operations and personnel of the acquired operations; write-downs of acquired intangible assets; and possible loss of key employees and customers of the acquired operations.

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

Any of these factors may divert management’s time and resources in maintaining our operations, and may otherwise have a material adverse effect on our business.

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

The national trend toward increased conservation and technological advances, including fuel efficient vehicles, may adversely affect the demand for our products and services by our customers which, in turn, may result in lower sales volumes to our customers. In addition, recent economic conditions and increases in fuel prices may lead to additional conservation by customers to further reduce their fuel consumption. Future technological advances in conservation and fuel consumption may adversely affect our financial condition and results of operations.

We have a substantial amount of debt outstanding.

We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our business or a decline in general economic conditions. We had $84,156,000 in secured and unsecured debt outstanding as of December 31, 2007. We may continue to borrow funds to finance acquisitions as well as for business or corporate purposes. Our debt obligations could increase substantially because of the debt levels of companies that we may acquire in the future.

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

We are currently experiencing a period of rapid growth, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. In particular, our results of operations have been and will be influenced by the redesign, upgrade and implementation of our accounting and information technology systems. Although implementation of new technologies has increased our expenses and put a strain on existing resources, we expect that full implementation of these technological improvements will help reduce operating costs, improve our ability to manage our operations and effectively integrate acquisitions as well as manage organic growth. There can be no assurance that such technological improvements will be completed as planned, or that they will have the intended results. If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

Terrorist attacks and political unrest in the Middle East or in other oil producing regions around the world may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth. An act of terrorism could disrupt crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities or our suppliers could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in fuel prices.

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

As of December 31, 2007, our controlling shareholder and Chairman of the Board, Frank Greinke, beneficially owned 25,106,276 shares of our common stock, or 52% of our voting stock, including the voting rights of the Series A Preferred Stock. Subject to a voting agreement, Mr. Greinke has the ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

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

We previously identified accounting issues and initiated an internal accounting review that we disclosed in a current report filed on Form 8-K on August 14, 2007. Since that time, we have determined that certain errors resulted from deficiencies in our disclosure controls and procedures. Our management has determined that those deficiencies resulted in material weaknesses in our internal control over financial reporting and resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2006, and for the three months ended March 31, 2007. See Item 9AT. Controls and Procedures below for a further discussion of our management’s evaluation of our controls and procedures. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

We have taken steps to remediate the material weaknesses. Although we believe the actions we have already taken and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies could be identified, we may fail to meet our periodic reporting obligations or future consolidated financial statements may contain material misstatements that could result in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

We face risks related to the restatement of our consolidated financial statements that could have a material adverse impact on our operations, including increased costs and an increased possibility of legal or regulatory proceedings.

We determined that our financial statements as of and for the year ended December 31, 2006, and for the three months ended March 31, 2007, should be restated. As a result of the restatement, we have become subject to additional risks and uncertainties. These include unanticipated costs for accounting and legal fees and the increased possibility of legal or regulatory proceedings against us. We may also have difficulty obtaining other financing such as raising equity capital. Additionally, some of our vendors may reevaluate the credit terms that they may offer to us in connection with our purchase of products and services. Any of these risks and uncertainties could have an affect on our operations and cash flow management.

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

We may issue stock that could dilute shareholder ownership interest.

If we issue equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the current holders of our common stock. The issuance of such securities could also trigger the anti-dilution rights under our other outstanding securities. The triggering of any such anti-dilution rights could magnify the dilutive effect of the issuance of additional securities. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of the current holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following is a list of our active facilities by geographic markets served as of December 31, 2007:

Geographic Location	Cardlock Sites	Branch Offices

West Texas	53	11
Eastern New Mexico	24	3
Oklahoma	12	6
East Texas	14	2
Arizona	3	1
California	19	-
Total	125	23

We believe that the size, location, storage capacity and functionality of our facilities are adequate for our current operations. We own the majority of our branch office locations, and lease approximately half of the real estate associated with our cardlock sites. We own and occupy a 19,000 square foot office building located at 405 North Marienfeld, Midland, Texas, that we use for our corporate headquarters. Our owned properties and equipment located on our leased and owned properties serve as security for our revolving credit facility.

Item 3. Legal Proceedings.

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceedings to which we are a party or our assets are subject to, at December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “UFEN.OB”. The following table sets forth the range of high and low sales prices per share of our common stock for each full quarter of the last two completed fiscal years.

	High	Low
2007
First Quarter	$1.75	$1.03
Second Quarter	$1.86	$1.39
Third Quarter	$1.73	$.81
Fourth Quarter	$2.71	$1.40

	High	Low
2006
First Quarter	$2.00	$1.56
Second Quarter	$2.00	$1.60
Third Quarter	$1.80	$1.20
Fourth Quarter	$1.55	$1.20

As of April 7, 2008, the last reported sales price of our common stock on the OTC Bulletin Board was $1.15 per share.

Holders

As of March 17, 2008, there were approximately 600 shareholders of record of our common stock.

Dividend Policy

We have not declared or paid dividends on our common stock. We do not anticipate paying dividends in the foreseeable future on our common stock. Certain covenants in our loan documents restrict the payment of dividends on our common stock.

Equity Compensation Plan Information

At December 31, 2007, a total of 3,000,000 shares of common stock were authorized for issuance under our 2005 Equity Compensation Plan. In the table below, we describe certain information about our shares that are authorized for issuance under our 2005 Equity Compensation Plan and pursuant to various common stock purchase warrants issued to consultants and advisors.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,038,166	$1.48	1,100,000
Equity compensation plans not approved by security holders	1,385,000	$1.78	-
Total	3,423,166	$1.60	1,100,000

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(Restated)
Statement of Operations Data
(in thousands)
Revenues	$446,038	$335,109	$283,588	$180,582	$146,345
Cost of sales	399,927	294,387	251,009	154,803	121,657
Gross profit	46,111	40,722	32,579	25,779	24,688

Operating expenses	48,398	33,254	27,723	22,674	21,072

Operating income (loss)	(2,287)	7,468	4,856	3,105	3,616

Other income (expense)
Interest expense	(5,284)	(4,612)	(3,239)	(1,955)	(1,958)
Amortization of debt issuance costs	(426)	(474)	(427)	(575)	(774)
Other income (expense), net	746	322	299	179	163
Total other expense	(4,964)	(4,764)	(3,367)	(2,351)	(2,569)

Income (loss) before income taxes	(7,251)	2,704	1,489	754	1,047

Income tax expense (benefit)	(2,038)	1,099	610	348	458

Net income (loss)	$(5,213)	$1,605	$879	$406	$589

Net income (loss) per common share:
Basic	$(0.30)	$(0.06)	$0.07	$0.04	$0.05
Diluted	$(0.30)	$(0.06)	$0.07	$0.04	$0.05

Weighted average common shares outstanding:
Basic	20,796	13,375	11,751	11,255	11,239
Diluted	20,999	13,530	11,946	11,412	11,239

Balance sheet data (as of year end)
Working capital	$57,127	$42,471	$35,303	$27,331	$(11,460)
Total assets	189,426	94,175	75,555	55,755	44,794
Long term debt, less current maturities	80,551	47,968	47,351	36,481	1,004
Stockholders’ equity	50,069	21,313	6,840	4,400	1,778

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this report.

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in markets in the southwestern and south central United States. We distribute and sell product to a diverse base of industrial, commercial and residential customers, through 125 public and private unmanned cardlock sites and 23 branch offices. Our current operations are in west Texas, eastern New Mexico, southeast Oklahoma, east Texas, northern Arizona and southern California.

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

Corporate Background

We were originally incorporated under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada Corporation and changed our name to “Brands Shopping Network, Inc.” (BSN). On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel – Texas”) through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel - Texas, with United Fuel - Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel - Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel - Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel - Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel - Texas, making United - Fuel Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel - Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Vice-Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel - Texas preferred stock.

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

On October 5, 2007, the Company issued 24,641,276 shares of common stock to the Greinke Business Living Trust, Frank Greinke as Trustee (Greinke), in exchange for all the outstanding stock of Cardlock Fuels System, Inc.

Debt Refinancing

At December 31, 2006, our revolving line of credit (the “Revolver”) provided for the lesser of $55,000,000 or a borrowing base, as defined, and was collateralized by certain assets. The interest rate was prime plus .5%, or LIBOR plus 3%, at our option. The Revolver was originally scheduled to mature September 30, 2007.

In March 2007 the Revolver was amended to, among other things (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of a shareholder.

In addition to the amendment to the revolving line of credit, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provided for an initial term loan of $5,000,000, which was advanced at closing and a $1,000,000 term loan, and is secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $15,000,000. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal instalments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus .5%, at our option.

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

On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10,000,000 increase in our revolving line of credit to a total of $80,000,000; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under our Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for us in consideration of our lender’s forbearance. In lieu of our compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we were required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide our lender with certain reports, projections and management’s analysis of our financial position, daily borrowing base certifications, and weekly cash flow projections. We have complied with all the requirements of the forbearance agreement.

As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay our lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of our lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on our borrowings during the forbearance period.

On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaces the forbearance agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. In addition, the Fourth Amendment provides for the ability to increase the total Revolver in the agreement from $89 million to $125 million. We believe that the Fourth Amendment will provide for our projected term loan needs. However, increasing product prices would require the Company to pursue additional working capital financing.

Management Actions Regarding Profitability

Management has taken specific action steps to return us to profitability. Specifically, we have initiated a cost reduction program, that we believe will reduce operating costs and general and administrative costs by significant amounts. Specific areas of cost reduction include operating personnel, rents, overtime of hourly workers, fleet expenses, corporate personnel, and general corporate overhead costs. We are also implementing a restructuring of the operating divisions in the Texas operations which will further reduce personnel, consolidate operations, and improve overall efficiency. In addition, we have instituted new product pricing procedures in the wholesale fuels part of our business which will insure that our product pricing is competitive and generates appropriate levels of gross margin. Management believes these action steps which have already begun will enable us to generate operating profits by the second quarter of 2008. However, due to the many inherent business risks in our industry and our operations, there can be no assurances that these operating profits will occur as forecasted.

Acquisitions

In October 2007, we acquired all of the outstanding stock of Cardlock Fuels System, Inc. (“CFS”) from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of our common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. They are the largest independently owned commercial fueling network in California. The CFS acquisition is the largest acquisition that we have made. It should add volumes of approximately 80 million gallons, annual sales of approximately $200 million and approximately $32 million in assets. Accompanying the CFS acquisition is a fuels supply agreement with a related party which provides us with access to new supply markets. In addition, this agreement provides for more favorable payment terms than are normally available to us in most other markets.

Effective July 1, 2007, we acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and net receivables of $312,000. The cost was financed through the acquisition term loans. The propane business serves the wholesale and retail markets including a large number of residential customers. It is a seasonal business which peaks during the winter months and has much reduced sales volumes during the warmer seasons.

We acquired the assets of Reamax Oil Company, Inc., an Arizona fuel and lubricant distributor in May 2007. The total purchase price of $9,388,631 was paid $7,389,000 in cash, $1,500,000 note payable and 384,616 shares of our common stock to the seller.

Two other asset acquisitions were consummated in February and March 2007 for a total of twelve cardlock facilities for $1,510,000 plus inventory and receivables of $270,000. These were financed through our revolving line of credit.

In late December 2006, we purchased certain assets of Ackerly Oil used in the fuel and lubricant distribution business. The initial asset purchase price was $1,225,000 plus inventory. The purchase price was increased in 2007 by an earnout provision with the seller, with such amount estimated to be less than $300,000.

We purchased certain assets of Queen Oil & Gas used in the distribution of fuel and lubricants effective April 1, 2006. The asset purchase price was $6,277,000 plus inventory and accounts receivable. The cost of the Queen acquisition was financed through our revolving line of credit.

Balance Sheet Growth Due To Acquisitions

Set out below is a schedule of the balance sheet additions that occurred as a result of the acquisitions we completed during 2007 (in thousands):

	Current Assets	Current Liabilities	Property and equipment	Goodwill	Other Net Liabilities
CFS	$24,812	$9,966	$10,250	$17,516	$10,086
Propane Direct	-	-	1,754	646	-
Reamax Oil	2,809	2,809	1,570	5,010	-
Benton Oil	231	231	225	-	-
Your Pump	39	39	1,289	-	-

Restatement

We restated our December 31, 2006, Form 10-K and associated financial statements, because of errors resulting from material weaknesses in internal control, and failure to properly account for the beneficial conversion feature related to the convertible preferred stock issued in 2006.

We were recording cardlock revenue based upon cash received from credit card processors with the expectation that a reconciliation of inventory would provide verification of the sales. This inventory reconciliation process was not being preformed properly, thus resulting in a material weakness. One of the credit card processors used by us changed its method of electronic processing, and we were receiving cash, and thus recording revenue, from two separate sources. Because the inventory reconciliation process was not being performed properly, the double receipt of cash was undetected. Therefore, a reduction of revenues and an associated increase in liabilities were required to be recorded.

Restated amounts as of and for year ended December 31, 2006, are as follows:

	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)
Balance sheet:
Accrued and other current liabilities	$2,906	$632	$3,538
Accrued income taxes	1,086	(250)	836
Retained earnings	4,282	(2,020)	2,262
Paid-in capital	17,399	1,638	19,037

Statement of operations:
Sales	331,794	(536)	331,258
Other revenues	3,947	(96)	3,851
Gross profit	41,354	(632)	40,722
Income before income taxes	3,336	(632)	2,704
Income tax expense	1,349	(250)	1,099
Net income	1,987	(382)	1,605
Net income applicable to common equity	1,250	(382)	868

Net income (loss) per common share:
Basic	0.09	(0.15)	(0.06)
Diluted	0.09	(0.15)	(0.06)

Statement of Cash Flows:
Net cash provided by operating activities (a):
Net income	1,987	(382)	1,605
Accrued income taxes	637	(250)	387
Accrued expenses and other current liabilities	1,293	632	1,925

(a) No net change in cash provided by operating activities.

Equity Transactions

In March 2006, we sold an aggregate of 1,333,333 shares of common stock in private placements for $1.50 per share. Net proceeds from the offerings were approximately $1,860,000 after payment of commissions to our placement agent.

In March and April 2006, we sold an aggregate of 12,800 shares of our Series A 8% cumulative preferred stock for $1,000 per share. Net proceeds from the two offerings were $11,804,000 after payment of commissions, fees and costs. These shares of preferred stock were sold with a conversion price of $1.50 per share. Because the fair value of our common stock on those dates was $1.64 and $1.75 per share, respectively, which was greater than the conversion price, we recorded a one-time, noncash deemed dividend of approximately $1,638,000 pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”

We issued warrants in 2006 for the purchase of an aggregate of 543,334 shares of common stock at an exercise price of $1.65. As of December 31, 2007, there were 2,620,000 warrants outstanding. Options for the purchase of common stock were also issued to employees during 2007 and 2006 at prices ranging from $1.05 to $1.67. The majority of all employee options were repriced to $1.50 in November 2006. Outstanding options at December 31, 2007, were 2,038,166.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent asset and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at a level which, in management’s judgment based upon past experience, is adequate to absorb losses. The amount of the allowance is based upon management’s continuous evaluation of the collectibility of receivables.

Inventory Valuation

We value our inventories at historical cost, at the lower of cost or market, which consist primarily of fuels and lubricants held for resale. Cost is approximated by using the weighted average method. We also have an allowance for slow moving and obsolete inventory, which at December 31, 2007 and 2006, was $345,000 and $275,000 respectively.

Long-lived Assets

We calculate depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, factors such as competition, regulation or environmental matters could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. We evaluate long-lived assets for potential impairment by identifying whether indicators of impairment exist and, if so, assessing whether the long-lived assets are recoverable from estimated future undiscounted cash flows. The actual amount of impairment loss, if any, to be recorded is equal to the amount which a long-lived asset’s carrying value exceeds its fair value. Estimates of future discounted cash flows and fair value of assets requires subjective assumptions with regard to future operating results and actual results could differ from those estimates. No impairments of long-lived assets were recorded for the years ended December 31, 2007, 2006 or 2005.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of December 31, 2007.

Results of Operations

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales and other revenues. Sales and other revenues increased $110,929,000 or 33%, for the year ended December 31, 2007, as compared to the same period in 2006. Increased sales prices accounted for 17% of the increase. Volume increases are mainly attributable to acquisitions made during the last year. The CFS acquisition, effective October 1, 2007, was the largest such acquisition and accounted for 50% of the overall increase in volumes. The other acquisitions, Ackerly, Benton, Your Pump, Reamax and Propane Direct, accounted for 45% of the overall increase in volumes. Volumes should remain at a higher level throughout 2008 because these acquisitions were made at various times in 2007. An offsetting reduction of 35% in revenues is attributable to competition in fuel pricing especially in the oilfield related sector.

Cost of sales and gross profit. Cost of sales increased $105,540,000 or 36% for the year ended December 31, 2007, as compared to the same period in 2006. Increases in crude oil prices, and thus the cost of the product purchases, accounted for 18% of the increase. As with the increases in revenues, much of the change in cost of sales is attributable to acquisitions made throughout 2007. The CFS acquisition accounted for 50% of the overall increase in cost of sales attributable to volumes, with the other acquisitions accounting for 45%. As with revenues, there is an offsetting reduction of 31% attributable to competition in oilfield-related fuel pricing. These changes almost mirror the change in revenue.

Gross profit increased $5,389,000 between the two periods, or 13%. As a percentage of sales, gross margin decreased to 10% in the 2007 period, from 12% in 2006. Margins derived from cardlock volumes are smaller, but are usually offset by the higher volumes produced by the cardlock operations. Wholesale propane operations, added through the acquisition of Propane Direct in July 2007, also contribute smaller margins.

Operating expenses. Operating expenses increased $7,125,000, or 44% for 2007 over the same period in 2006. Payroll and related costs associated with acquisitions made during 2007 was $2,364,000, or 33% of the increase between the 2007 and 2006 periods. Other operating expenses associated with these acquisitions were $627,000, or 9% of the increase. Late in 2006, leasing arrangements were made with a third party to provide for trucks of various capacities and suitabilities. These vehicles were intended to replace as well as expand our current fleet. This arrangement is accounted for as an operating lease, the lessor is responsible for all maintenance and repairs, and thus will affect future operating expenses. These expenses approximated $2,426,000, or 34% of the net increase between periods. Other employee costs rose $2,095,000, or 29% of the net increase. The majority of the change was pay increases, primarily to keep up with local employment pay rates. Operating expenses per gallon sold increased to $.14 per gallon in 2007 from $.12 per gallon in 2006.

General and administrative expenses. General and administrative expenses increased $6,846,000, or 46% for the year ended December 31, 2007, as compared to the same period in 2006. As with the prior year, the majority of the increase is attributable to payroll and related personnel costs because of continued growth and expansion, with such amounts approximating $2,542,000 or 37% of the increase. General and administrative costs associated with the normal operations of acquisitions made in 2007 were $1,582,000, or 23% of the increase. Bad debt expense grew by $910,000 for the 2007 period as compared to the 2006 period. Other miscellaneous items such as telephone and communications, office supplies, postage, bank, credit card, and network fees also increased by $1,340,000, or 20% of the increase between periods.

Interest expense. Interest expense increased $672,000, or 15% for the year ended December 31, 2007, as compared to the same period in 2006. The average balance of interest bearing debt during the years ended December 31, 2007 and 2006 were $61,961,000 and $50,118,000, respectively. This 24% increase in the average interest bearing balances of debt is a result of the higher cost of purchased product, which increased borrowings under the revolving line of credit, as well as financed acquisitions and normal capital expenditures. The effective annualized interest rate for 2007 and 2006 was 8.5% and 9.2%, respectively, a decrease of .7%.

Income taxes. As a result of an operating loss for the fiscal year ended December 31, 2007, there was an income tax benefit for 2007 in the amount of $2,038,000, as compared to an income tax expense of $1,099,000 for fiscal year 2006.

Net Income/Loss. As a result of the combination of factors described above, there was a net loss for the year ended December 31, 2007 of $5,213,000 compared to a net income of $ 1,605,000 for the year ended December 31, 2006.

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

Cost of sales and gross profit. Cost of sales increased $43,378,000, or 17.3% for the year ended December 31, 2006, as compared to the same period in 2005. Increases in crude oil prices, and thus the cost of product purchases, was accountable for 15.1% of the increase, with 2.2% of the change attributable to increases in volumes. These percentage increases rose at levels similar to those for sales. As with sales, the Clark acquisition, effective July 1, 2005, and the Queen acquisition, effective April 1, 2006, each helped account for the volume increase. Included in cost of sales for 2006 is a net accrual of $470,000 for a tax assessment related to a fuel tax audit for the years 2001 through 2003. In 2005, we had initially accrued $372,000. Debt forgiveness of $550,000 in 2005 related to minimum purchase requirements that were waived by the vendor. Gross profit increased $8,143,000, or 25% between the two periods, but gross profit as a percentage of sales increased only slightly to 12.1% in 2006 from 11.5% in 2005.

Operating expenses. Operating expenses increased $2,413,000, or 17.3% for 2006 over the same period in 2005. The majority of the increase is payroll and related costs because of the Queen Oil & Gas acquisition for nine months in 2006, and the Clark Oil acquisition for an incremental six months. Common carrier expenses increased $1,591,000 because of greater use related to increased volumes, and fleet maintenance, repairs and lease costs increased $640,000 because of greater use and an expanded fleet. Late in 2006, we made arrangements with a third party to satisfy our future needs for trucks of various capacities and suitability. The initial operating lease commitment was for 40 vehicles, with an additional 18 subsequently ordered. As part of the arrangement, the lessor is responsible for all maintenance and repairs. These vehicles will replace as well as expand our current fleet. This arrangement is accounted for as an operating lease, and will therefore affect future operating expenses. Operating expenses per gallon sold increased to $.12 in 2006 from $.10 in 2005, but remained a flat 4.8% as a percentage of revenues.

General and administrative expenses. General and administrative expenses increased $2,366,000, or 18.8% for the year ended December 31, 2006, as compared to the same period in 2005. The majority of the increase is attributable to payroll and related personnel costs because of continued growth and expansion, as well as increased costs relating to being a public company. Noncash compensation expense of $243,000 was recorded for the year ended December 31, 2006, which related to expensing of employee stock options.

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

Cash Flows from Operating Activities

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in operating activities was $1,997,000 in 2007 compared to net cash provided by operating activities of $5,984,000 in 2006. Net income fell by $6,818,000 in 2007 from a net income of $1,605,000 in 2006 to a net loss of $5,213,000 in 2007. Even though gross profit improved by $5,389,000, or 16%, expenses grew by $15,144,000, or 46% as discussed above. Noncash items, including depreciation, amortization of debt issuance costs, noncash stock compensation, and deferred income taxes was $3,293,000 for the year ended December 31, 2007, as compared to $2,781,000 for 2006, an increase of $512,000. This increase in noncash items occurred primarily as a result of the acquisitions completed in 2007 and higher capital expenditures. Changes in operating assets and liabilities resulted in a reduction of operating cash flows of $77,000 in 2007 as compared to an increase of operating cash flows of $1,598,000 in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities was $5,984,000 in 2006 as compared to a use of cash in 2005 of $3,682,000, an increase of $9,666,000. Net income in 2006 was $726,000 greater than 2005. Noncash items, including depreciation and amortization, noncash stock compensation, debt forgiveness and deferred income taxes was $2,781,000 for the year ended December 31, 2006, as compared to $1,295,000 for 2005, an increase of $1,486,000. Changes in operating assets and liabilities increased cash flows by $1,598,000 in 2006, as compared to a reduction of $5,856,000 in 2005. Changes in receivables, inventories and payables were driven by increases in the prices of refined products, which were driven by the increased cost of crude oil.

Cash Flows from Investing Activities

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in investing activities increased by $3,136,000 to $18,610,000 in 2007, from $15,474,000 in 2006. During the year ended December 31, 2007, we made acquisitions requiring cash of $12,358,000, as well as normal recurring capital expenditures of $6,157,000. For the 2006 period, acquisitions requiring cash totaled $13,595,000, and normal capital expenditures totaled $2,076,000.

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

Cash Flows from Financing Activities

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by financing activities increased $7,984,000, from $12,768,000 for the year ended December 31, 2006, as compared to $20,752,000 for the same period in 2007. Our revolving credit facility grew by a net of $28,295,000 during 2007, and new term loans totaled $8,171,000. A portion of the new term loans was used to pay off older loans and consolidate debt. In addition, $500,000 of new debt was incurred in connection with the acquisition of Reamax Oil.

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

Contractual Obligations and Other Commitments

The following summarizes our obligations and commitments to make future payments under certain contractual obligations (in thousands).

		Payments Due
		Less than			More than
Obligations	Total	1 year	1-3 Years	3-5 Years	5 Years

Long term debt, including interest (a)	$112,766	$10,200	$19,842	$82,466	$258
Operating lease obligations	$15,727	$3,760	$6,832	$2,932	$2,203
Purchase obligations (b)	391	167	24	24	176

(a)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt, as well as a static balance as of December 31, 2007, for the revolving credit facility.

(b)	Includes $122,000 for propane purchase obligation. The Company has a corresponding obligation to deliver approximately 192,000 gallons to propane customers at a price of $1.49/gallon through May 2008.

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

We experienced financial losses in three out of four quarters in 2007. During this period, we did not achieve the operational and administrative efficiencies that we had expected from the integration of acquisitions into our normal operations. In addition, expenditures for technological improvements which were made during 2007 did not result in the early cost savings that we had anticipated because they were not fully implemented. The impact from these advancements should be realized during 2008 and allow us to gain efficiencies and cost savings.

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

In March 2007, the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of a shareholder. At December 31, 2006, the outstanding balance of the Revolver was $40,360,000.

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowing of up to $20,000,000. The amendment provided for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $15,000,000, of which $2,990,000 has been advanced. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

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

On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10,000,000 increase in our revolving line of credit to a total of $80,000,000; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under our Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for us in consideration of our lender’s forbearance. In lieu of our compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we will be required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide our lender with certain reports, projections and management’s analysis of our financial position, daily borrowing base certifications, and weekly cash flow projections. We have complied with all the requirements of the forbearance agreement.

As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay our lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of our lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on our borrowings during the forbearance period.

On March 28, 2008 we entered into a Fourth Amendment to the Revolver which replaces the forbearance agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. In addition, the Fourth Amendment provides for the ability to increase the Revolver in the agreement from $89 million to $125 million. We believe that the Fourth Amendment will provide for our projected term loan needs. However, increasing product prices would require the Company to pursue additional working capital financing.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest (7.25% at December 31, 2007) plus 1.5%. The term loan payable is collateralized by a lien on certain assets of EWC, including but not limited to, certain equipment, real estate, and storage tanks. There are also cross default provisions with our Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at December 31, 2007, was $3,066,000.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (7.25% at December 31, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by us and its principal stockholder. The balance at December 31, 2007, was $867,000.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. We are in discussions with potential acquisition targets from time to time.

Stock options were granted to employees and officers in 2007, 2006 and 2005. As of December 31, 2007, there were 2,038,166 options outstanding at a weighted average exercise price of $1.48, and options exercisable were 833,738. No options were exercised for the years 2007, 2006 or 2005. We adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method; this allowed us to recognize stock-based compensation expense associated with the granting of options to be recognized over the remaining vesting period. The majority of the stock options were repriced in November 2006 to $1.50.

Stock purchase warrants were issued in 2006, 2005 and 2004 at a weighted average exercise price of $1.68. At December 31, 2007, there were 2,620,000 warrants outstanding for shares of common stock with expiration dates of 2009 through 2011 at a weighted average exercise price of $1.66.

Management feels that we have adequate resources to meet our obligations for 2008, including those enumerated in the table under “Contractual Obligations and Other Commitments.”

Capital Expenditures

During the year ended December 31, 2007, we had capital expenditures of approximately $6,157,000, which were used to purchase a combination of vehicles, equipment and computerized equipment on our cardlock sites. Capital expenditures for the asset acquisitions of Propane Direct, Reamax, Your Pump and Benton in 2007 aggregated $12,016,000. We expect nonacquisition capital expenditures for 2008 to be approximately the same as the expenditures for 2007, and expect to fund such expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 is effective January 1, 2008. We do not believe that the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141 (R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS No. 141 (R) will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective January 1, 2008, applied prospectively. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We do not expect SFAS No. 157 to have any effect on our consolidated financial statements, other than expanded disclosures about fair value measurements, in future reporting periods.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The adoption of FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 was effective for fiscal years ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk. Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At December 31, 2007, we had $81,960,000 of debt subject to floating interest rates. An increase of 100 basis points from the December 31, 2007, rates would increase our interest expense by approximately $820,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

UNITED FUEL & ENERGY CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

COLUMN A - DESCRIPTION	COLUMN B - BALANCE AT BEGINNING OF PERIOD	COLUMN C - CHARGED TO COST AND EXPENSES	COLUMN D - DEDUCTION- CHARGED- OFF		COLUMN E - BALANCE AT END OF PERIOD
December 31, 2007	$1,151,000	$1,642,000	$747,000	(a)	$2,046,000
December 31, 2006	$1,101,000	$600,000	$550,000		$1,151,000
December 31, 2005	$752,000	$888,000	$539,000		$1,101,000

(a) Includes beginning balance at date of acquisition for CFS of $631,000.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
United Fuel & Energy Corporation
Midland, Texas

We have audited the accompanying consolidated balance sheets of United Fuel & Energy Corporation and subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fuel & Energy Corporation and subsidiaries at December 31, 2007 and 2006, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson Miller & Co., CPA’s PC

Odessa, Texas
April 14, 2008.

2626 JBS Parkway, Suite A-200 • Odessa, Texas 79761 • (432) 362-3800 • Fax (432) 362-4476
audit@jmaudit.com

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006
ASSETS		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$4,096	$3,951
Accounts receivable, net	91,031	47,025
Other receivables	421	1,583
Inventories, net of allowance	16,512	11,559
Prepaid expense	1,738	982
Deferred taxes	417	592
Total current assets	114,215	65,692

PROPERTY, PLANT AND EQUIPMENT	41,606	22,972

OTHER ASSETS
Cash value of life insurance	2,839	2,744
Goodwill	24,844	2,028
Debt issuance costs, net	1,857	537
Deferrred income taxes	2,626	-
Other	1,439	202
Total other assets	33,605	5,511
	$189,426	$94,175

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,605	$1,832
Accounts payable	25,602	17,015
Accounts payable to related parties	21,563	-
Accrued and other current liabilities	4,755	3,538
Accrued income taxes	1,563	836
Total current liabilities	57,088	23,221

OTHER LIABILITIES
Long-term debt, net of current maturities	80,551	47,968
Asset retirement obligations	184	172
Deferred income taxes	-	1,501
Other liabilities	1,534	-
Total other liabilities	82,269	49,641

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative Convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and 12,600 shares outstanding at December 31, 2007; 12,800 shares issued and outstanding at December 31, 2006	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized; 40,045,297 shares issued and 40,045,297 shares outstanding at December 31, 2007; 13,748,202 shares issued and outstanding at December 31, 2006;	40	14
Paid-in capital	53,987	19,037
Retained earnings (deficit)	(3,958)	2,262
Total stockholders' equity	50,069	21,313
	$189,426	$94,175

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data )
	Years Ended December 31,
	2007	2006	2005
Revenues		(Restated)
Sales	$442,725	$331,258	$279,740
Other	3,313	3,851	3,848
Total revenues	446,038	335,109	283,588

Cost of sales, including $48,000 for 2007 attributable to related parties	399,927	294,387	251,009

Gross profit	46,111	40,722	32,579

Expenses
Operating	23,384	16,259	13,846
General and administrative	21,829	14,983	12,617
Depreciation, amortization and accretion	3,185	2,012	1,260
Total expenses	48,398	33,254	27,723

Operating income (loss)	(2,287)	7,468	4,856

Other income (expense)
Interest expense	(5,284)	(4,612)	(3,239)
Amortization of debt issue costs	(426)	(474)	(427)
Other income (expense), net	746	322	299
Total other expense	(4,964)	(4,764)	(3,367)

Income (loss) before income taxes	(7,251)	2,704	1,489

Income tax expense (benefit)	(2,038)	1,099	610

Net income (loss)	$(5,213)	$1,605	$879

Cumulative preferred stock dividend	$1,007	$737	$-

Net income (loss) applicable to common equity	$(6,220)	$868	$879

Net income (loss) per common share:
Basic	$(.30)	$(.06)	$.07
Diluted	$(.30)	$(.06)	$.07

Weighted average common shares outstanding:
Basic	20,796	13,375	11,751
Diluted	20,999	13,530	11,946

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Preferred Stock	Treasury Stock		Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at December 31, 2004	$31	$1	$	(103)	$2,318	$2,153	$4,400
Net income	-	-		-	-	879	879
Issuance of noncash stock award	(20)	(1)		103	111		193
Common stock issued, net	1				1,367		1,368
Balance at December 31, 2005	12	-		-	3,796	3,032	6,840
Net income (Restated)						1,605	1,605
Issuance of noncash stock awards					243		243
Dividends						(737)	(737)
Beneficial conversion feature					1,638	(1,638)	-
Preferred stock issued, net		-			11,630		11,630
Common stock issued, net	2				1,730		1,732
Balance at December 31, 2006 (Restated)	14	-		-	19,037	2,262	21,313
Net loss						(5,213)	(5,213)
Issuance of noncash stock awards					757		757
Dividends paid in cash						(495)	(495)
Dividends paid in common stock	-				512	(512)	-
Issuance of stock in connection with acquisition of Reamax assets	-				500		500
Issuance of stock in connection with acquisition of CFS	25				32,502		32,527
Common stock issued	1				679		680
Conversion of preferred stock	-	-			-		-
Balance at December 31, 2007	$40	$-		$-	$53,987	$(3,958)	$50,069

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:		(Restated)
Net income (loss)	$(5,213)	$1,605	$879
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,185	2,012	1,260
Amortization of debt issuance costs and other	426	474	427
Noncash stock compensation	757	243	193
Debt forgiveness	-	-	(550)
Deferred income taxes	(1,075)	248	139
Other	-	(196)	(174)
Changes in operating assets and liabilities net of effects from acquisitions of Propane Direct, Reamax, Ackerly, Queen and Clark:
Decrease (increase) in:
Accounts receivable	(20,029)	483	(8,992)
Other receivables	1,282	(1,197)	(88)
Inventories	(3,139)	(804)	(2,807)
Prepaid expense	519	255	(249)
Other assets	(2)	(19)	(26)
Related party receivables	-	26	29
Increase (decrease) in:
Accounts payable	22,956	542	5,445
Accrued income taxes	(2,578)	387	342
Accrued expenses and other current liabilities	(620)	1,925	490
Other liabilities	1,534	-	-
Net cash provided by (used in) operating activities	(1,997)	5,984	(3,682)
Cash flows from investing activities:
Increase in cash surrender value	(95)	(69)	(109)
Proceeds from sale of assets	-	266	19
CFS acquisition	(342)	-	-
Propane Direct acquisition	(2,397)	-	-
Reamax acquisition	(7,835)	-	-
Your Pump acquisition	(1,328)	-	-
Benton acquisition	(456)	-	-
Ackerly acquisition	-	(1,566)	-
Queen acquisition	-	(11,995)	-
Clark acquisition	-	(34)	(3,983)
Capital expenditures, net	(6,157)	(2,076)	(1,546)
Net cash used in investing activities	(18,610)	(15,474)	(5,619)
Cash flows from financing activities:
Dividends paid	(751)	(481)	-
Repayment of long-term debt	(18,226)	(88)	(1,143)
Proceeds from long-term debt	40,795	-	9,230
Repayments of capital lease obligations	-	-	(54)
Debt issuance costs	(1,746)	-	(236)
Proceeds from issuance of capital stock, net of issuance costs	680	13,362	1,368
Net cash provided by financing activities	20,752	12,768	9,165
Net increase (decrease) in cash and cash equivalents	145	3,278	(136)
Cash and cash equivalents at beginning of year	3,951	673	809
Cash and cash equivalents at end of year	$4,096	$3,951	$673

The accompanying notes are an integral part of these consolidated financial statements.

UNITED FUEL & ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash paid during period for:
Interest	$4,809	$4,569	$3,094
Income taxes	751	1,388	-

Non-cash investing and financing activities:

The Company acquired property, plant and equipment through debt financing in the amount of $215,000, $3,120,000 and $1,318,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Common stock was issued in connection with the acquisition of Reamax, with a value of $500,000, during 2007.

The acquisition of the outstanding stock of CFS was consummated through the issuance of common stock of the Company, which approximated $32,526,000, during 2007.

Preferred stock dividends were paid in the form of common stock during 2007, with those dividends approximating $512,000.

Shares of preferred stock were sold in 2006 with a conversion price that was less than fair value at date of issuance. Therefore, a noncash deemed dividend of $1,638,000 was recorded.

In connection with the Clark Oil acquisition in 2005, the Company incurred $2,233,000 of debt.

UNITED FUEL & ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

United Fuel & Energy Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly owned subsidiaries United Fuel & Energy Corporation, a Texas Corporation formerly known as Eddins-Walcher Company (“EWC”), Three D Oil of Kilgore, Inc. (“TDO”), and effective October 1, 2007, Cardlock Fuels System, Inc. (“CFS”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was originally incorporated on April 5, 2000, under the laws of the State of Nevada under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to “Brands Shopping Network, Inc.” (BSN).

On February 7, 2005, the Company acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel–Texas”) through the merger of Brands United Merger Sub, Inc., its wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel–Texas, with United Fuel–Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel–Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel–Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel–Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel–Texas, making United Fuel Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel–Texas stockholders issued pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Vice-Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel–Texas preferred stock.

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

In addition, and in connection with the merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel–Texas owned control of our common stock immediately after consummation of the merger. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.

Effective February 28, 2007, Eddins–Walcher Company merged with its parent company, United Fuel–Texas, and changed its name to United Fuel & Energy Corporation, a Texas corporation.

On October 5, 2007, the Company issued 24,641,276 shares of common stock to the Greinke Business Living Trust, Frank Greinke as Trustee (Greinke), in exchange for all the outstanding stock of Cardlock Fuels System, Inc.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level which, in management’s judgment based upon past experience in the industry, is adequate to absorb credit losses. The amount of the allowance is based upon management’s continuous evaluation of the collectibility of receivables. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $2,046,000 and $1,151,000, respectively, and bad debt expense was $1,642,000, $600,000, and $888,000 for the years ended December 31, 2007, 2006 and 2005.

Inventories

Inventories are valued at historical cost, at the lower of cost or market, and consist primarily of fuels and lubricants held for resale. Cost is approximated by using the weighted average method. As of December 31, 2007 and 2006, the allowance for slow moving and obsolete inventory was $345,000 and $275,000, respectively.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Consequently, the Company reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depreciable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Depreciation of property, plant and equipment is provided using the straight line basis computed over the following estimated useful lives:

Life
Equipment	9–20 years
Cardlocks	9–20 years
Automotive fleet	5–10 years
Office equipment	3–10 years
Buildings and improvements	20–40 years

Cash Value of Life Insurance

The Company maintains an aggregate of approximately $4,000,000 of life insurance on a former stockholder of EWC. The Company is the designated beneficiary, and there is no restriction on the use of proceeds. There are no loans outstanding on the insurance policies, and the cash surrender value has been pledged by the Company to secure certain debt.

Goodwill

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and does not amortize goodwill. Goodwill is tested for impairment annually.

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

Revenue Recognition

Sales of bulk fuels are recognized at the time the product is delivered to the customer, and sales of fuel at cardlock locations are recognized when the fuel is dispensed to the customer, provided that collections are reasonably assured at the time of sale.

Income Taxes

We account for income taxes under SFAS No. 109 and FIN 48. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us.

Basic and Diluted Net Income (Loss) Per Share

Net income or loss per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

Environmental Costs

The Company is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such amounts are immaterial for the years ended December 31, 2007, 2006, and 2005.

Loss Contingencies

We account for contingent losses in accordance with SFAS No. 5 “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company restated its December 31, 2006, Form 10-K and associated financial statements because of errors resulting from material weaknesses in internal control, and failure to properly account for the beneficial conversion feature related to the convertible preferred stock issued in 2006.

The company was recording cardlock revenue based upon cash received from credit card processors with the expectation that a reconciliation of inventory would provide verification of the sales. This inventory reconciliation process was not being preformed properly, thus resulting in a material weakness. One of the credit card processors used by the Company changed its method of electronic processing, and the Company was receiving cash, and thus recording revenue, from two separate sources. Because the inventory reconciliation process was not being performed properly, the double receipt of cash was undetected. Therefore, a reduction of revenues and an associated increase in liabilities was required to be recorded.

Restated amounts as of and for year ended December 31, 2006, are as follows:

	As Reported	Adjustments	As Restated
	(In thousands except per share amounts)
Balance sheet:
Accrued and other current liabilities	$2,906	$632	$3,538
Accrued income taxes	1,086	(250)	836
Retained earnings	4,282	(2,020)	2,262
Paid-in capital	17,399	1,638	19,037

Statement of operations:
Sales	331,794	(536)	331,258
Other revenues	3,947	(96)	3,851
Gross profit	41,354	(632)	40,722
Income before income taxes	3,336	(632)	2,704
Income tax expense	1,349	(250)	1,099
Net income	1,987	(382)	1,605
Net income applicable to common equity	1,250	(382)	868

Net income (loss) per common share:
Basic	0.09	(0.15)	(0.06)
Diluted	0.09	(0.15)	(0.06)

Statement of Cash Flows:
Net cash provided by operating activities (a):
Net Income	1,987	(382)	1,605
Accrued income taxes	637	(250)	387
Accrued expenses and other current liabilities	1,293	632	1,925

(a) No net change in cash provided by operating activities.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 is effective January 1, 2008. We do not believe that the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141 (R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS No. 141 (R) will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly identify between interests of the parent and interest of the noncontrolling owners and the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective January 1, 2008, applied prospectively. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We do not expect SFAS No. 157 to have any effect on our consolidated financial statements, other than expanded disclosures about fair value measurements, in future reporting periods.

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 was effective for fiscal years ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – ACQUISITIONS

In accordance with SFAS No. 141, “Business Combinations,” the Company records assets acquired and liabilities assumed at the date of acquisition at their respective fair values as of the acquisition date in the consolidated balance sheet. The determination of fair value requires management to make assumptions and estimates. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. Results of operations from the date of acquisition are recorded in the consolidated statement of operations.

Cardlock Fuels System, Inc.

Effective October 1, 2007, the Company acquired all of the outstanding stock of Cardlock Fuels System, Inc. from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. The total purchase price was $32,526,000, and is allocated to fair values as follows (in thousands):

Current assets	$24,812
Property, plant and equipment	10,250
Other assets	1,763
Current liabilities	(9,966)
Other liabilities	(11,849)
Goodwill	17,516
$32,526

The results of operations of CFS are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the year ended December 31, 2007, are presented as if the acquisition had occurred as of the beginning of the year presented (in thousands except per share data):

	Year ended December 31,
	2007	2006
Revenue	$604,006	$526,870
Net income (loss)	(2,307)	3,896
Proforma diluted income per share	(.16)	.11

Propane Direct

Effective July 1, 2007, the Company acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and net receivables of $312,000. The sellers are subject to a five year noncompete agreement.

Reamax Oil

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

The following summarizes the purchase price allocation of fair values of the assets acquired (in thousands);

Accounts receivable	$2,586
Inventory	223
Property, plant and equipment	1,570
Goodwill	5,010
Payable to Reamax for accounts receivable and inventory	(2,809)
Net purchase price	$6,580

The results of operations of the Reamax assets are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the year ended December 31, 2007, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

	Year ended December 31,
	2007	2006
Revenue	$458,536	$373,557
Net loss	(4,945)	2,670
Proforma diluted loss per share	(.29)	.02

Ackerly Oil Company

On December 22, 2006, the Company acquired certain assets of Ackerly Oil Company (“Ackerly”). The assets purchased were primarily the fuel and lubricant distribution business in Big Spring, Texas. The total cost of the acquisition was $1,379,000 plus inventory of $187,000. In addition, the purchase price was increased in 2007 by an earnout provision with the seller, with such amount estimated to be less than $300,000.

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

NOTE 5 – EARNINGS (LOSS) PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings (loss) per share (in thousands except per share data):

	Year Ended December 31, 2007
	Income	Number of Shares	Per Share
Net income (loss)	$(5,213)
Less: preferred stock dividends	(1,007)

Basic EPS
Income (loss) available to common stockholders	(6,220)	20,796	$(.30)

Effect of diluted securities
Options	-	127
Warrants	-	76
Convertible preferred stock (a)	-	-

Diluted EPS
Income (loss) available to common stockholders plus assumed conversions	$(6,220)	20,999	$(.30)

(a)	Because the effect would be antidilutive, conversion of preferred stock is not included in the EPS calculation.

	Year Ended December 31, 2006
	Income	Number of Shares	Per Share
	(Restated)		(Restated)
Net income	$1,605
Less: preferred stock dividends	(737)

Less: effect of beneficial conversion feature as a deemed dividend	(1,638)

Basic EPS
Income (loss) available to common stockholders	(770)	13,375	$(.06)

Effect of diluted securities
Options	-	70
Warrants	-	85
Convertible preferred stock (a)	-	-

Diluted EPS
Income (loss) available to common stockholders plus assumed conversions	$(770)	13,530	$(.06)

(a)	Because the effect would be antidilutive, conversion of preferred stock is not included in the EPS calculation.

	Year Ended December 31, 2005
	Income	Number of Shares	Per Share
Net income	$879
Less: preferred stock dividends	-

Basic EPS
Income available to common stockholders	879	11,751	$.07

Effect of diluted securities
Options	-	37
Warrants	-	158

Diluted EPS
Income available to common stockholders plus assumed conversions	$879	11,946	$.07

NOTE 6 – CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subject the Company to concentrations of credit risk. The risk is limited due to the large number of customers comprising the customer base (approximately twenty-three thousand) and their dispersion across agricultural, oilfield, and general commercial industries. The Company had no significant concentrations of credit risk apart from customer operations occurring primarily in the geographical region of west and east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California. The Company maintains its cash balances at several financial institutions located in those states, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classification as follows (in thousands):

	December 31,
	2007	2006
Equipment	$20,439	$9,496
Cardlocks	8,444	6,053
Automotive fleet	7,439	5,258
Office equipment	2,730	2,088
Buildings and improvements	7,763	4,203
Land	2,525	1,314
Plant in service	49,340	28,412
Construction in progress	2,695	1,816
Less accumulated depreciation	(10,429)	(7,256)
Net property, plant and equipment	$41,606	$22,972

As of December 31, 2007, tentative allocations of property, plant and equipment accounts had been made for all acquisitions.

NOTE 8 – OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Acquisition costs	$125	$176
Investment in joint venture	1,252	-
Other	62	26
	$1,439	$202

NOTE 9 – DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Revolving line of credit	$68,655	$40,360
Term loans	8,171	-
2004 term loan payable to a bank	3,066	3,852
2005 term loan payable to a bank	867	1,043
Three D term loan payable to a bank	-	1,278
Note payable to a supplier	214	428
Notes payable to shareholders of Clark Oil	-	738
Note payable to shareholder of Reamax	1,282	-
Other notes payable	1,901	2,101
	84,156	49,800
Less current maturities	(3,605)	(1,832)
	$80,551	$47,968

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

In March 2007 the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70,000,000, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at our option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of the shareholder.

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

In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowings of up to $20,000,000. The amendment provided for an initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $15,000,000, of which $2,990,000 has been advanced. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option.

On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10,000,000 increase in our revolving line of credit to a total of $80,000,000; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under our Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for us in consideration of our lender’s forbearance. In lieu of our compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we were required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide our lender with certain reports, projections and management’s analysis of our financial position, daily borrowing base certifications, and weekly cash flow projections. We have complied with all the requirements of the forbearance agreement.

As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay our lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of our lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on our borrowings during the forbearance period.

On March 28, 2008 we entered into a Fourth Amendment to the Revolver which replaces the forbearance agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. In addition, the Fourth Amendment provides for the ability to increase the Revolver in the agreement from $89 million to $125 million. We believe that the Fourth Amendment will provide for our projected term loan needs. However, increasing product prices would require the Company to pursue additional working capital financing.

The 2004 term loan payable to a bank matures November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (7.25% at December 31, 2007) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of EWC, including but not limited to, certain equipment, real estate, storage tanks and guaranties including the personal guarantee of the principal stockholder of the Company. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures October 2010, payable in monthly principal payments of $14,689 plus interest at prime (7.25% at December 31, 2007) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company and a stockholder.

The Three D term loan payable to a bank, as amended, was scheduled to mature October 2009, payable in monthly principal and interest payments of $15,636 with the balance due at maturity. The interest rate was prime plus 1%, adjustable annually on October 10. The term loan was collateralized by property, plant and equipment purchased as part of the acquisition of TDO. This term loan was paid in full in March 2007 from proceeds of the Revolver refinancing.

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

The notes payable, as amended, to the Clark Oil shareholders for the Clark acquisition were scheduled to mature June 2010, bearing interest at 8% per annum, payable in equal monthly principal and interest payments of $20,232, with the balance due at maturity. The notes were collateralized by second lien deeds of trust on certain real estate. These notes were paid in full in March 2007 with the proceeds of the Revolver refinancing.

The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $145,048, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $161,225. The note is guaranteed by the Company.

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates ranging from 1.9% to 9%, or Wall Street Journal prime (7.25% at December 31, 2007) plus 1% or 1.5%, with monthly principal and interest payments aggregating approximately $49,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt, for the years subsequent to December 31, 2007, are as follows (in thousands):

2008	$3,605
2009	4,964
2010	2,721
2011	1,937
2012	70,690
Thereafter	239
Total long-term debt	$84,156

NOTE 10 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consists of the following (in thousands):

	December 31,
	2007	2006
Payroll and benefits	$1,958	$550
Interest	533	364
Dividends	246	256
Over payment on cardlock transactions	-	633
Other	488	289
Insurance premiums financed	124	131
Accrued sales and motor vehicle fuel tax payable	1,406	1,315
	$4,755	$3,538

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

The Company recognizes an estimated liability for future costs associated with the retirement of underground storage tanks. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time an underground tank is put into service or a facility is purchased with underground tanks. The increase in carrying value is included in property, plant and equipment on the consolidated balance sheets. The Company amortizes the amount added to the property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the tanks.

The Company’s estimated asset retirement obligation is based on estimated economic lives, estimates as to the cost to dismantle the tank in the future, and federal and state regulatory requirements. The liability is discounted using an interest rate at the time the liability is incurred. The interest rate for the discounted fair value of the liabilities recorded is 7%.

A summary of asset retirement obligation activity for the three years ended December 31, 2007 is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Asset retirement obligation, beginning of year	$172	$127	$119
Liabilities incurred	-	34	-
Liabilities settled	-	-	-
Accretion expense	12	11	8
Asset retirement obligation, end of year	$184	$172	$127

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has a 401(k) plan for employees, which allows them to voluntarily contribute a specified percentage of their salary on a pretax basis to various self-directed investments up to the maximum federal limit. Prior to 2006, Company matching contributions were discretionary. Effective January 1, 2006, the Company matched 4% of employee contributions. Employees become vested in Company matching contributions at 25% after two years, and 25% each year thereafter until fully vested at 5 years. Company contributions aggregated $430,000 and $247,000, respectively, for the years ended December 31, 2007 and 2006, with no Company matching contributions for any prior year.

Stock Incentive Plan

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock or stock bonuses, to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the 2005 Plan. A total of 3,000,000 shares of common stock have been authorized and reserved for issuance under the 2005 Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The 2005 Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the 2005 Plan, to determine the persons to whom the Awards will be granted, to determine the basis upon which the awards will be granted, and to determine the exercise price, duration and other terms of the Awards to be granted under the 2005 Plan. During the twelve-month period ended December 31, 2005, 392,232 options which had been granted in 2004 under the 2004 Stock Option Plan (the “2004 Plan”) were converted into the same number of options of the Plan with the same exercise price and exerciseability restrictions as those options had under the 2004 Plan. See Note 14.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
		(Restated)
Current income tax expense (benefit):
Federal	$866	$758	$449
State	407	93	22
Deferred income taxes	(3,311)	248	139
Total income tax expense (benefit)	$(2,038)	$1,099	$610

Income tax expense (benefit) differs from the “expected” tax computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
		(Restated)
Expected tax expense (benefit) at the Federal statutory rate	$(2,465)	$919	$506
Nondeductible expenses	66	87	89
State income taxes	268	93	15
Other	93	-	-
Total income tax expense (benefit)	$(2,038)	$1,099	$610

Deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2007	2006
Current deferred tax assets:
Allowance for bad debts	$319	$391
Allowance for slow moving inventory	-	94
UNICAP inventory adjustment	30	28
Stock compensation	-	79
Other	68	-
Total current deferred tax assets	$417	$592

Noncurrent deferred tax liability (asset):
Depreciation on property, plant and equipment	$1,884	$1,463
Net operating loss	(3,015)	-
Other	(1,083)	-
Deferred gain on sale of property	(581)	-
Goodwill amortization	169	38
Total noncurrent deferred tax liability (asset)	$(2,626)	$1,501

NOTE 14 – STOCKHOLDERS’ EQUITY

Restricted Stock Agreement

In July 2004, the Company entered into a Restricted Stock Agreement with its former President whereby he was issued 865,000 shares of common stock of the Company, representing 10% of the outstanding common stock of the Company. The shares vested 50% at date of issuance, 25% in January 2005 and the remaining 25% in July 2005.

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the year ended December 31, 2007, cash dividends aggregated $751,000, and 161,006 shares of common stock were issued in lieu of cash for a total of $80 per share. For the year ended December 31, 2006, cash dividends aggregated $481,000, and 186,864 shares of common stock were issued in lieu of cash, for an average cash equivalent of $57.60.

At the option of the holder, each share of preferred stock is convertible into shares of common stock, determined by dividing $1,000 by the conversion price, as defined. During 2007, preferred stock aggregating 365 shares was converted into 242,333 shares of common stock.

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

Stock Warrants

Warrants outstanding for the purchase of common stock as of December 31, 2007, are as follows:

Number of warrants	Exercise Price	Expiration
350,000	$2.00	2009
1,301,666	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
2,620,000

All outstanding warrants have been issued to investors or financial advisors.

Subsequent to December 31, 2007, aggregate warrants of 208,333 were exercised at an exercise price of $1.50 for a total of $312,500.

Stock Options

In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). At our Annual meeting of stockholders in June 2007, the stockholders approved an amendment to the 2005 Plan, which increased the number of shares available under the plan to 3,000,000. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock or stock bonuses, to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the 2005 Plan. A total of 3,000,000 shares of common stock have been authorized and reserved for issuance under the 2005 Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The 2005 Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the 2005 Plan, to determine the persons to whom the awards will be granted, to determine the basis upon which the awards will be granted, and to determine the exercise price, duration and other terms of the awards to be granted under the 2005 Plan.

We determine fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted:

	Year Ended December 31,
	2007	2006
Expected average life of option	6 yrs	5 to 6.5 yrs
Risk-free interest rate	4.3% to 5.0%	3.8% to 4.4%
Expected dividends	-	-
Expected volatility	41.18% to 42.67%	26.03%

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

2005
(in thousands)
Net income:	$879
As reported
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	171
Pro forma	$708

Net income per share:
Basic, as reported	$.07
Basic, pro forma	$.06
Diluted, as reported	$.07
Diluted, pro forma	$.06

The following table summarizes all option activities from January 1, 2006 through December 31, 2007

	Year Ended December 31,
	2007		2006
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Options outstanding:
Beginning balance	1,601,516	$1.51	1,242,732	$2.31

Granted	590,000	$1.39	600,000	$1.52

Exercised	-	$-	-	$-

Forfeited	(153,350)	$1.50	(241,216)	$2.89

Ending balance	2,038,166	$1.48	1,601,516	$1.51

Options exercisable at end of year	1,033,738		585,906

The majority of employee stock options were repriced to $1.50 in November 2006. For the year ended December 31, 2006, $243,000 of employee stock compensation had been recognized, and as of December 31, 2006, there was approximately $669,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 1,100,000 shares of common stock available for future issuance, as of December 31, 2007.

The following table summarizes stock option information as of December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (In years)	Options Exercisable
$ 1.05	200,000	10	-
$ 1.47	440,828	9.3	440,828
$ 1.50	798,166	9.3	467,071
$ 1.53	100,000	10	-
$ 1.58	200,000	10	-
$ 1.60	200,000	9.3	66,667
$ 1.67	40,000	10	-
$ 1.69	59,172	8.3	59,172

	2,038,166	9.3	1,033,738

NOTE 15 – TRANSACTIONS WITH RELATED PARTIES

The Company purchases bulk fuels from a company in which our Chairman of the Board owns 100% interest. Billings from this company aggregated approximately $48,000,000 for the year ended December 31, 2007. The Company hauls bulk fuels for hire for this same company. Billings to this company aggregated $25,000 during the period October 1, 2007, through December 31, 2007.

In connection with the acquisition of CFS in October 2007, the Company utilizes management and accounting services from this same company. Under the terms of the Transition Services Agreement, the Company was billed $207,000 during the period October 1, 2007, through December 31, 2007. CFS leases real property on which its cardlocks are located from another company in which our Chairman of the Board owns 100% interest. For the period October 1, 2007, through December 31, 2007, payments aggregated $114,000 for such rents. The same company owns a residence that the Company utilizes for visiting executives. Payments for rentals aggregated $9,500 for 2007.

The Company purchases electricity from a company in which our Vice-Chairman has a 15% interest. Payments for electricity to this company approximated $139,000, $154,000 and $70,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company utilizes aviation services from two companies of which our Vice-Chairman owns 100% and 50% respectively. Payments to these two companies aggregated approximately $153,000, $166,000 and $82,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

In February 2006, the Company purchased an office building from our Vice-Chairman for $713,000, which serves as its corporate headquarters. Prior to this, the Company leased office space from him, as well as equipment. Payments for these lease arrangements aggregated approximately $10,000 and $132,000 for the years ended December 31, 2006 and 2005, respectively. The stockholder rented office space from the Company, which approximated $10,000 for the year ended December 31, 2006.

The Company sells fuel to two companies in which our Vice-Chairman and the President own interests of less than 10%. Sales aggregated $1,651,000 and $1,730,000 to these companies for the years ended December 31, 2007 and 2006.

NOTE 16 – MAJOR SUPPLIER

For the year ended December 31, 2007, three suppliers furnished an aggregate of 47% of the Company’s purchases of product, 12% of which was from a related party. For the year ended December 31, 2006, two suppliers furnished an aggregate of 40% of the Company’s products for resale to customers. For the year ended December 31, 2005, one supplier furnished 37% of the Company’s purchases of products. Management believes that, in the unlikely event that these suppliers were unable to continue to provide this commodity, alternative suppliers could be obtained without significant disruption to our normal operations.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has various obligations to make future payments under contractual obligations (in thousands):

		Payments Due
		Less than			More than
Obligations	Total	1 year	1-3 Years	3-5 Years	5 Years

Long term debt, including interest (a)	$112,766	$10,200	$19,842	$82,466	$258
Operating lease obligations	$15,727	$3,760	$6,832	$2,932	$2,203
Purchase obligations (b)	391	167	24	24	176

(a)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt, as well as a static balance as of December 31, 2007, for the revolving credit facility.

(b)	Includes $122,000 for propane purchase obligation. The Company also has an obligation to deliver approximately 192,000 gallons to propane customers at a price of $1.49/gallon through May 2008.

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At December 31, 2007, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE 18 – QUARTERLY INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands except per share data)
2007
Total revenues	$75,762	$89,867	$97,358	$183,051	$446,038
Cost of sales	65,348	78,076	87,574	168,929	399,927
Gross profit	10,414	11,791	9,784	14,122	46,111
Expenses	9,610	10,093	11,406	17,289	48,398
Operating income (loss)	804	1,698	(1,622)	(3,167)	(2,287)
Income (loss) before income taxes	(316)	514	(2,934)	(4,515)	(7,251)
Net income (loss)	(215)	300	(1,844)	(3,454)	(5,213)

Net income (loss) per common share - basic	$(0.03)	$-	$(0.14)	$(0.09)	$(0.30)
Net income (loss) per common share - diluted	$(0.03)	$0.01	$(0.08)	$(0.09)	$(0.30)

Weighted average common shares outstanding:
Basic	14,070	14,640	14,794	39,466	20,796
Diluted	22,603	23,153	23,218	40,605	20,999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
				(Restated)	(Restated)
	(In thousands except per share data)
2006
Total revenues	$75,517	$92,743	$91,134	$75,715	$335,109
Cost of sales	66,885	82,334	79,867	65,301	294,387
Gross profit	8,632	10,409	11,267	10,414	40,722
Expenses	7,375	8,261	8,736	8,882	33,254
Operating income	1,257	2,148	2,531	1,532	7,468
Income before income taxes	173	926	1,223	382	2,704
Net income	99	590	768	148	1,605

Net income per common share - basic	$0.01	$0.03	$0.04	$(0.14)	$(0.06)
Net income per common share - diluted	$0.01	$0.03	$0.04	$(0.14)	$(0.06)

Weighted average common shares outstanding:
Basic	12,548	13,656	13,656	13,679	13,375
Diluted	12,834	21,391	22,232	13,834	13,530

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A (T). Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as December 31, 2007. Based on that evaluation, our management concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

We identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions. This material weakness resulted in management’s failure to prevent or detect errors in our consolidated financial statements. As a result, we have restated our financial statements for the year ended December 31, 2006, and the quarter ended March 31, 2007.

During 2007, we experienced significant turnover in the finance and accounting staff, including our chief financial officer, a key accounting manager, and several staff accountants. This turnover resulted in considerable loss of knowledge related to our operations and accounting processes and procedures. In addition, we changed credit card service providers for our cardlock operations and acquired three new businesses. These significant events impacted the routine execution of accounting procedures and processes and resulted in a higher level of accounting anomalies. To address these matters, an interim chief financial officer was engaged along with accounting consultants to supplement the staff. We are currently recruiting for permanent replacements for the staff.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance to GAAP. We added additional management review processes to cash reconciliation procedures, accounts payable and accounts receivable reconciliation procedures, and we strengthened the procedures in the inventory reconciliation process in order to improve overall controls over cardlock sales. In addition, we will implement in the second quarter of 2008 a major project to document accounting policies and procedures to help ensure routine accounting functions are properly performed. Accordingly, we believe that the consolidated financial statements included in the Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the period presented.

(b) Management’s Reports on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, under the criteria set forth in Internal Control Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

In the most recent fiscal quarter, we strengthened the internal control over financial reporting. We performed additional analysis and other post-closing procedures to ensure consolidated financial statements are prepared in accordance with generally accepted accounting principles. We added additional management review processes to cash reconciliation procedures and accounts payable and accounts receivable reconciliation procedures. We believe these additional processes and procedures have improved our internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from United Fuel’s Proxy Statement for its 2008 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2007.

Item 11. Executive Compensation.

Incorporated by reference from United Fuel’s Proxy Statement for its 2008 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from United Fuel’s Proxy Statement for its 2008 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from United Fuel’s Proxy Statement for its 2008 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2007.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from United Fuel’s Proxy Statement for its 2008 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report
(1) Index to Consolidated Financial Statements

Page in
Form 10-K

Report of Independent Registered Public Accountants	31

Consolidated Balance Sheets at December 31, 2007 and 2006	32

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	33

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	34

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	35

Notes to Consolidated Financial Statements	37

(2) Index to Consolidated Financial Statement Schedules

All Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See Index to Exhibits on pages 60 to 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Fuel & Energy Corporation

	By:	/s/ Charles McArthur
Date: April 14, 2008		Charles McArthur Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: April 14, 2008	By:	/s/ Frank Greinke
Frank Greinke Chairman of the Board

Date: April 14, 2008	By:	/s/ Thomas E. Kelly
Thomas E. Kelly Vice-Chairman of the Board

Date: April 14, 2008	By:	/s/ Charles McArthur
Charles McArthur Chief Executive Officer, President and Director

Date: April 14, 2008	By:	/s/ Lyndon James
Lyndon James Interim Chief Financial Officer and Vice President

	By:	/s/ Michael S. Chadwick
Date: April 14, 2008		Michael S. Chadwick Director

	By:	/s/ E. H. (Gene) Dewhurst
Date: April 14, 2008		E. H. (Gene) Dewhurst Director

	By:	/s/ Jesse B. Tutor
Date: April 14, 2008		Jesse B. Tutor Director

Date: April 14, 2008	By:	/s/ Richard Becktel
Richard Becktel Director

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K OF
UNITED FUEL & ENERGY CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2007

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

2.3
Asset Purchase Agreement, dated February 1, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (for the purpose of agreeing to execute an unconditional guaranty) (Incorporated by reference from our Form 8-K filed on February 3, 2006).

2.4
Addendum to the Asset Purchase Agreement, dated March 10, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (Incorporated by reference from our Form 8-K filed on March 15, 2006).

2.5
Asset Purchase Agreement, dated February 28, 2007, by and among Eddins-Walcher Company, a Texas corporation, Reamax Oil Company, Inc., an Arizona corporation, Wayne Transportation, Inc., an Arizona corporation, Harry Wayne Monasmith, Jr., an individual, and Relynn G. Monasmith, an individual (Incorporated by reference from our Form 8-K filed on March 6, 2007).

2.6
Agreement and Bill of Sale, dated May 31, 2007, by and among United Fuel & Energy Corporation, a Texas corporation, Propane Direct, LLC, an Oklahoma limited liability company, and each of its members (Incorporated by reference from our Form 8-K filed on June 6, 2007).

2.7
Mutual Stock Purchase Agreement dated September 14, 2007, by and among United Fuel & Energy Corporation, Cardlock Fuels System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust (Incorporated by reference from our Form 8-K filed on September 18, 2007).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.9	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

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

4.6	Form of Warrants issued to Financial Advisors (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

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

4.10
Stockholders Agreement dated October 5, 2007, by and among United Fuel & Energy Corporation, a Nevada corporation, Frank P. Greinke, Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999, Thomas E. Kelley, Falcon Seaboard Investment Company, L.P., and Charles McArthur (Incorporated by reference from our Form 8-K filed on October 11, 2007).

4.11
Registration Rights Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999 (Incorporated by reference from our Form 8-K filed October 11, 2007).

10.1	2005 Equity Incentive Plan (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.2	Form of Incentive Stock Option Agreement (Incorporated by reference from our Form 8-K filed on September 22, 2005).

10.3	Form of Non-Statutory Stock Option Agreement (Incorporated by reference from our Form 8-K filed on September 22, 2005).

10.4	Promissory Note dated October 28, 2004 between Eddins-Walcher Company as Maker and Sterling Bank as Payee (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

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

10.9
Fourth Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and Citibank Texas, N.A., formerly known as, First American Bank, SSB as Lender. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

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

10.12
Trademark License and Supply Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation and Southern Counties Oil Co., a California limited partnership, d/b/a SC Fuels. (Incorporated by reference from our Form 8-K filed October 11, 2007).

10.13
Amended and Restated Executive Employment Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Charles McArthur. (Incorporated by reference from our Form 8-K filed on October 11, 2007).

10.14	Executive Services Agreement dated December 26, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Tatum LLC.*

10.15	Employment Letter dated December 26, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Lyndon James.*

10.16	Employment Agreement dated March 30, 2008, by and between United Fuel & Energy Corporation, a Nevada corporation, and Joseph Juliano.*

10.17
Form of Indemnification Agreement entered into by and between United Fuel & Energy Corporation, a Nevada corporation, and each of its directors on October 5, 2007. (Incorporated by reference from our Form 8-K filed on October 11, 2007).

10.18
The Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as a borrower, Three D Oil Co., of Kilgore, Inc., as a borrower, The CIT Group/Business Credit, Inc., as agent and a lender, SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders. (Incorporated by reference from our Form 8-K filed on March 30, 2007).

10.19
First Amendment dated September 20, 2007, to the Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as borrower. Three D Oil Co., of Kilgore, Inc., as a borrower. The CIT Group/Business Credit, Inc., as agent and a lender. SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders. (Incorporated by reference from our Form 10-Q filed on September 20, 2007)

10.20
Second Amendment to Second Amended and Restated Financing Agreement dated October 5, 2007, by and among The CIT Group/Business Credit, Inc., SunTrust Bank, Wachovia Bank, N.A. and PNC Bank National Association, as Lenders, CIT as administrative and collateral agent, and United Fuel & Energy Corporation, a Texas corporation, and Three D Oil Co. of Kilgore, Inc., a Texas corporation, and Cardlock Fuels System, Inc., a California corporation, and United Fuel & Energy Corporation, a Nevada corporation. (Incorporated by reference from our Form 8-K filed on October 11, 2007).

10.21
Forbearance Agreement and Third Amendment to Second Amended and Restated Financing Agreement dated December 28, 2007, by and among United Fuel & Energy Corporation (Texas), Three D Oil Co., of Kilgore, Inc., Cardlock Fuels System, Inc., United Fuel & Energy Corporation (Nevada), The CIT Group/Business Credit, Inc., SunTrust Bank, Wachovia Bank, N.A. and PNC Bank, National Association. (Incorporated by reference from our Form 8-K filed on January 3, 2008).

10.22
The Fourth Amendment to the Second Amended and Restated Financing Agreement dated March 28, 2008, by and among The CIT Group/Business Credit, Inc., SunTrust Bank, PNC Bank, National Association, Wachovia Bank, N.A., United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation. (Incorporated by reference from our Form 8-K filed on April 3, 2008).

21.1	List of subsidiaries*

31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certifications of the Interim Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certifications of the Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

* filed herein