Form 10-Q
period 2008-03-31
UNITED FUEL & ENERGY CORP
filed 2008-05-15
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non – accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, $.001 par value, as of May 10, 2008: 40,303,630

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended March 31, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,		December 31,
	2008		2007
ASSETS	(Unaudited	)

CURRENT ASSETS
Cash	$4,359		$4,096
Accounts receivable, net	98,299		91,031
Other receivables	4,273		421
Inventories, net of allowance	16,074		16,512
Prepaid expense	1,949		1,738
Deferred taxes	1,016		417
Total current assets	125,970		114,215

PROPERTY, PLANT AND EQUIPMENT, net	41,206		41,606

OTHER ASSETS
Cash value of life insurance	2,860		2,839
Goodwill	24,844		24,844
Debt issuance costs, net	1,751		1,857
Deferred income taxes	-		2,626
Other	1,455		1,439
Total other assets	30,910		33,605
	$198,086		$189,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,573		$3,605
Accounts payable	27,163		25,602
Accounts payable to related parties	20,305		21,563
Accrued and other current liabilities	4,990		4,755
Accrued income taxes	2,389		1,563
Total current liabilities	58,420		57,088

OTHER LIABILITIES
Long-term debt, less current maturities	88,725		80,551
Asset retirement obligations	186		184
Other liabilities	1,495		1,534
Total other liabilities	90,406		82,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative Convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and 12,600 shares outstanding at March 31,
2008, and December 31, 2007	-		-
Common stock - $0.001 par value, 55,000,000 shares authorized,
40,303,630 issued and outstanding at March 31, 2008;
40,095,297 issued and outstanding at December 31, 2007	40		40
Paid-in capital	54,358		53,987
Retained earnings (deficit)	(5,138)		(3,958)
Total stockholders' equity	49,260		50,069

	$198,086		$189,426

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
		(Restated)
Revenues
Sales	$207,007	$74,862
Other	1,113	900
Total revenues	208,120	75,762

Cost of sales, including $36,345 for 2008 attributable to related party	192,636	65,348

Gross profit	15,484	10,414

Expenses
Operating	6,953	4,899
General and administrative	7,162	4,191
Depreciation, amortization and accretion	1,081	520
Total expenses	15,196	9,610

Operating income	288	804

Other income (expense)
Interest expense	(1,993)	(1,046)
Amortization of debt issue costs	(106)	(118)
Other income (expense), net	393	44
Total other expenses	(1,706)	(1,120)

Loss before income taxes	(1,418)	(316)

Income tax benefit	(482)	(101)

Net loss	$(936)	$(215)

Cumulative preferred stock dividend	$246	$256

Net loss applicable to common equity	$(1,182)	$(471)

Net loss per common share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic	40,232	14,070
Diluted	40,271	22,603

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(936)	$(215)
Adjustments to reconcile net loss to
net cash provided by (used by) operating activities
Depreciation, amortization and accretion	1,081	520
Amortization of debt issuance costs	106	118
Noncash stock compensation	58	156
Deferred income taxes	2,027	142
Changes in operating assets and liabilities, net of effects
from acquisitions of Benton and Your Pump:
Decrease (increase) in:
Accounts receivable	(7,268)	1,339
Other receivables	(3,852)	842
Inventories	438	(1,030)
Prepaid expenses	(211)	(568)
Other assets	(16)	(350)
Related party receivables		-
Increase (decrease) in:
Accounts payable	303	2,128
Accrued income taxes	826	(836)
Accrued expenses and other current liabilities	198	664
Net cash provided by (used by) operating activities	(7,246)	2,910

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(21)	(25)
Your Pump acquisition	-	(1,328)
Benton acquisition	-	(456)
Capital expenditures, net	(679)	(1,047)
Net cash used by investing activities	(700)	(2,856)

Cash flows from financing activities:
Borrowings (payments) on revolving line of credit facility, net	9,288	(5,292)
Issuance of new debt	-	5,000
Repayment of long term debt	(1,145)	(2,405)
Dividends paid	(247)	-
Debt issuance costs	-	(417)
Proceeds from issuance of capital stock, net of issuance costs	313	(1)
Net cash provided by (used by) financing activites	8,209	(3,115)

Net increase (decrease) in cash	263	(3,061)
Cash at beginning of period	4,096	3,951
Cash at end of period	$4,359	$890

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash paid during period for:
Interest	$1,633	$1,045
Income taxes	$175	$170

Non-cash investing and financing activities

We acquired property, plant and equipment through debt financing in the amount of $571 thousand  for the three months ended March 31, 2007.

We issued common stock in lieu of cash for the preferred stock dividends during the three months ended March 31, 2007. This dividend aggregated $256 thousand.

United Fuel & Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 – GENERAL

OVERVIEW

United Fuel & Energy Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly-owned subsidiaries United Fuel & Energy Corporation, a Texas corporation formerly known as Eddins-Walcher Company (“EWC”), Three D Oil of Kilgore, Inc. (“TDO”), and effective October 1, 2007, Cardlock Fuels System, Inc. (“CFS”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Of the 9,900,000 shares of our common stock issued to the original United Fuel - Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our Vice Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel - Texas preferred stock.

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

On October 5, 2007, the Company issued 24,641,276 shares of common stock to the Greinke Business Living Trust, Frank Greinke as Trustee (“Greinke”), in exchange for all the outstanding stock of Cardlock Fuels System, Inc.

The financial information included herein, except the balance sheet as of December 31, 2007, is unaudited. The consolidated balance sheet at December 31, 2007, is derived from the December 31, 2007, audited consolidated financial statements filed in our Form 10-K with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in these interim financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements as of December 31, 2007.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company restated its March 31, 2007, Form 10-Q and associated financial statements because of errors resulting from material weaknesses in internal control.

The Company was recording cardlock revenue based upon cash received from credit card processors with the expectation that a reconciliation of inventory would provide verification of the sales. This inventory reconciliation process was not being performed properly, thus resulting in a material weakness. One of the credit card processors used by the Company changed its method of electronic processing, and the Company was receiving cash, and thus recording revenue, from two separate sources. Because the inventory reconciliation process was not being performed properly, the double receipt of cash was undetected. Therefore, we recorded the required reduction of revenues and associated increase in liabilities.

Restated amounts as of and for the three months ended March 31, 2007, are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

Balance sheet:
Prepaid expense	$931	$619	$1,550
Deferred taxes	592	8	600
Accrued and other current liabilities	2,644	1,558	4,202
Accrued income taxes	146	(146)	-
Deferred income taxes	1,501	150	1,651
Retained earnings	4,407	(2,616)	1,791

Statement of operations:
Sales	75,830	(968)	74,862
Gross profit	11,382	(968)	10,414
Income (loss) before income taxes	652	(968)	(316)
Income tax expense (benefit)	271	(372)	(101)
Net income (loss)	381	(596)	(215)
Net income (loss) applicable to common equity	125	(596)	(471)

Net income (loss) per common share:
Basic	0.01	(0.04)	(0.03)
Diluted	0.02	(0.05)	(0.03)

Statement of cash flows:
Net cash provided by operating activities (a):
Net income (loss)	381	(596)	(215)
Deferred income taxes	-	142	142
Prepaid expenses	(41)	(527)	(568)
Accounts payable	2,085	43	2,128
Accrued income taxes	(848)	12	(836)
Accrued expenses and other current liabiltites	(262)	926	664

(a) No net change in cash provided by operating activities

NOTE 3 - CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subject the Company to concentrations of credit risk. This risk is limited due to the large number of customers comprising the customer base (approximately 23,000) and their dispersion across agricultural, oilfield, and general commercial industries. The Company had no significant concentrations of credit risk apart from customer operations occurring primarily in the geographical region of west and east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California. The Company maintains its cash balances at several financial institutions located in those states, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 4 - DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Revolving line of credit	$77,691	$68,655
Term loans	7,797	8,171
2004 term loan payable to a bank	2,870	3,066
2005 term loan payable to a bank	823	867
Note payable to a supplier	161	214
Note payable to shareholder of Reamax Oil	1,169	1,282
Other notes payable	1,787	1,901
	92,298	84,156
Less current maturities	(3,573)	(3,605)
	$88,725	$80,551

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the revolving line of credit (the “Revolver”) was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus .5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20,000,000. An initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option.

On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to among other things, provide: (i) a temporary $10,000,000 increase in the revolving line of credit to a total of $80,000,000; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to the Company’s failure to comply with the fixed charge coverage ratio financial covenant under the Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant in consideration of the lender’s forbearance. In lieu of compliance with the fixed charge coverage ratio financial covenant, during the forbearance period the Company was required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period the Company was required to provide the lender with certain reports, projections and management’s analysis of financial position, daily borrowing base certifications and weekly cash flow projections.

As consideration for the Forbearance Agreement and Third Amendment, the Company agreed to pay the lender aggregate fees of $50,000 for the temporary increase in the revolving line of credit. In addition, in consideration of the lender’s forbearance, the Company agreed to pay additional interest of 60 basis points (0.6%) on borrowings during the forbearance period.

On March 28, 2008, the Company entered into a Fourth Amendment to the Revolver which replaces the Forbearance Agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. In addition, the Fourth Amendment provides for the ability to increase the total Revolver in the agreement from $89 million to $125 million. During the first quarter of 2008, the Company continued to work with its lenders for the purpose of expanding its credit line.

On April 18, 2008, the Company entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase is tied to a sale within sixty days of a life insurance policy owned by the Company on a former company executive. The insurance policy has a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $70,000.

On April 14, 2008, the Company issued a promissory note for up to $5 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. A total of $1.5 million was advanced against this note in April 2008, and was repaid in full including interest on May 8, 2008.

The 2004 term loan payable to a bank matures in November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (5.25% at March 31, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel - Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures in October 2010, payable in monthly principal payments of $14,689 plus interest at prime (5.25% at March 31, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company.

The note payable to a supplier is a Business Development Fund Agreement (“BDF Agreement”). The note is unsecured, retired in annual amounts of $214,000 through December 2008 and is subject to provisions of the BDF Agreement. This annual retirement is achieved by the Company meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the BDF Agreement.

The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $145,048, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $161,225. The note is guaranteed by the Company.

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years and bear interest at rates of 8.9%, 8.99% or Wall Street Journal prime (5.25% at March 31, 2008) plus 1% or 1.5%, with monthly principal and interest payments aggregating approximately $49,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt for the twelve month periods ended March 31 are as follows (thousands):

2009	$3,573
2010	4,788
2011	2,822
2012	1,531
2013	1,619
Thereafter	77,965
Total long-term debt	$92,298

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the three month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Asset retirement obligation, January 1	$184	$172
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	2	3
Asset retirement obligation, March 31	$186	$175

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At March 31, 2008, the Company continues its cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE 7 - ACQUISITIONS

In October 2007, the Company acquired all of the outstanding stock of CFS from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. Accompanying the CFS acquisition is a fuels supply agreement with a related party which provides the Company with access to new supply markets. In addition, this agreement provides for more favorable payment terms than are normally available in most other markets.

The total purchase price was $32,526, 000 and is allocated to fair market values as follows (in thousands):

Current assets	$24,812
Property, plant and equipment	10,250
Other assets	1,763
Current liabilities	(9,966)
Other liabilities	(11,849)
Goodwill	17,516
$32,526

The results of operations of CFS are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the three months ended are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Revenue	$122,327
Net income	398
Proforma diluted income per share	.01

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

We acquired the assets of Reamax Oil Company, Inc., an Arizona fuel and lubricant distributor in May 2007. The total purchase price of $9,388,631 was paid with $7,389,000 of cash, a $1,500,000 note payable and 384,616 shares of our common stock to the seller.

The following summarizes the purchase price allocation of fair values of the assets acquired (in thousands):

Accounts receivable	$2,586
Inventory	223
Property, plant and equipment	1,570
Goodwill	5,010
Payable to Reamax for accounts receivable and inventory	(2,809)
Net purchase price	$6,580

The results of operations of the Reamax assets are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the three months ended March 31, 2007, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

Revenue	$84,094
Net income (loss)	36
Proforma diluted income per share	(.02)

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $250,000 plus inventory of $50,000 and receivables of $181,000.

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of $39,000.

NOTE 8 - EARNINGS (LOSS) PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 (in thousands except per share data):

	2008				2007
	Loss	Number of Shares		Per Share	Loss	Number of Shares	Per Share
					(Restated)		(Restated)

Net loss	$(936)				$(215)
Less: preferred stock dividends	(246)				(256)

Basic EPS
Loss available to common
stockholders	(1,182)	40,232		($0.03)	(471)	14,070	($0.03)

Effect of diluted securities
Options	-	39			-	-
Warrants	-	-			-	-
Convertible preferred stock	- (a)	-	(a)		256	8,533

Diluted EPS
Loss available to common
stockholders plus assumed
conversions	$(936)	40,271		($0.03)	$(215)	22,603	($0.03)

(a) Because the effect would be anti-dilutive, conversion of preferred stock is not included in the EPS calculation.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the three month period ended March 31, 2007, dividends were paid to preferred stockholders in the form of common stock. 186,864 shares of common stock were issued in January 2007, and 161,006 shares in April 2007. For the three month period ended March 31, 2008, the Company paid cash dividends of $247,000.

At the option of the holder, each share of preferred stock is convertible into shares of common stock, determined by dividing $1,000 by the conversion price, as defined.

On or after March 31, 2011, the Series A preferred stock is redeemable at the election of the holders of two-thirds of the then outstanding Series A preferred stockholders, at a price equal to 125% of the original purchase price plus accrued dividends. The Company may redeem all or some of the Series A preferred stock for cash at 100% of the original purchase price plus accrued dividends if certain conditions are met, including: the Company’s becoming listed on a national stock exchange; the Company’s common stock trading for more than $3.00 per share for 25 out of 30 consecutive days; and the Company’s filing of a registration statement relating to the common stock underlying the Series A preferred stock. The holders of the Series A preferred stock also have a liquidation preference, anti-dilution protection and special voting rights.

Financial covenants related to the Series A preferred stock include a limitation on the aggregate amount of term debt incurred by the Company. The limitation on the term debt is defined as the greater of $25 million or 3.5 times adjusted trailing twelve months EBITDA, as defined, calculated on a quarterly basis.

Stock Warrants

Warrants outstanding for the purchase of common stock as of March 31, 2008, are as follows:

Number of	Exercise
warrants	Price	Expiration
350,000	$2.00	2009
1,093,333	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
2,411,667

All outstanding warrants have been issued to investors or financial advisors.

Stock Options

We determine the fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option granted:

	Three Months Ended March 31,
	2008	2007
Expected average life of option	6 years	26.03%
Risk-free interest rate	4.3% to 5.0%	5.0 to 6.5 years
Expected volatility	41.18% to 42.67%	3.84% to 4.37%
Expected dividend yield	-	-

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

Risk-free interest rate: The risk-free interest rate was based on the U.S. Government Treasury yield curve for periods equal to the expected term of the option as of the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

Activity in our stock option plan for the three months ended March 31, 2008 and 2007 is as follows:

	2008		2007
	Number	Weighted	Number	Weighted
	of	average	of	average
	Shares	exercise price	Shares	exercise price

Outstanding at January 1	2,038,166	$1.48	1,601,516	$1.51
Granted	-		100,000	1.53
Exercised	-		-
Forfeited	-		(1,850)	1.50
Outstanding at March 31	2,038,166	$1.48	1,699,666	1.51

The majority of employee stock options were repriced to $1.50 in November 2006. For the three month period ended March 31, 2008, $41,000 of employee stock compensation had been recognized, and as of March 31, 2008, there was approximately $628,000 of total unrecognized compensation cost related to unvested stock options granted under the stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 1,100,000 shares of common stock available for future issuance, as of March 31, 2008. For the three month period ended March 31, 2007, $91,000 of stock expense was recognized, and as of March 31, 2007, there was $704,000 of total unrecognized compensation cost.

The following table summarizes stock option information as of March 31, 2008:

		Weighted Average
		Remaining
		Contractual Life	Options
Exercise Price	Options Outstanding	(In years)	Exercisable
$ 1.05	200,000	10.0	-
$ 1.47	440,828	9.3	440,828
$ 1.50	798,166	9.3	467,071
$ 1.53	100,000	10.0	-
$ 1.58	200,000	10.0	-
$ 1.60	200,000	9.3	66,667
$ 1.67	40,000	10.0	-
$ 1.69	59,172	8.3	59,172
	2,038,166	9.3	1,033,738

NOTE 10 - INCOME TAXES

The effective tax rate for continuing operations for the first quarter of 2008 was a benefit of 34%, as compared to a benefit of 32% for the first quarter of 2007.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS No. 141(R) will have on our financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our 2007 Annual Report on Form 10-K.

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

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in markets in the southwestern and south central United States. We also have public and private unmanned cardlock refueling operations. We distribute and sell products to a diverse base of industrial, commercial and residential customers. As of March 31, 2008, we operated 125 public and private cardlock sites and 23 branch offices.

We purchase fuel and lubricant products from wholesale suppliers at market prices, and distribute and sell those products to customers at cost-plus prices. Therefore, our profitability is largely dependent on the difference between our wholesale cost and retail price. Our products are a commodity, and the price we pay is subject to volatile changes in response to changes in supply or other market conditions over which we have no control. The supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring our fuels from other suppliers might be materially higher on a short-term basis. Because we may not be able to pass on to our customers immediately, or in fuel, all increases in the wholesale cost of fuel, these increases could reduce our profitability.

Restatement of Previously Issued Consolidated Financial Statements

As more fully described in Note 2 to the consolidated financial statements, the Company has identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions.

Restated amounts as of and for the three months ended March 31, 2007, are as follows:

	As		As
	Reported	Adjustments	Restated
	(In thousands except per share amounts)

Balance sheet:
Prepaid expense	$931	$619	$1,550
Deferred taxes	592	8	600
Accrued and other current liabilities	2,644	1,558	4,202
Accrued income taxes	146	(146)	-
Deferred income taxes	1,501	150	1,651
Retained earnings	4,407	(2,616)	1,791

Statement of operations:
Sales	75,830	(968)	74,862
Gross profit	11,382	(968)	10,414
Income (loss) before income taxes	652	(968)	(316)
Income tax expense (benefit)	271	(372)	(101)
Net income (loss)	381	(596)	(215)
Net income (loss) applicable to common equity	125	(596)	(471)

Net income (loss) per common share:
Basic	0.01	(0.04)	(0.03)
Diluted	0.02	(0.05)	(0.03)

Statement of cash flows:
Net cash provided by operating activities (a):
Net income (loss)	381	(596)	(215)
Deferred income taxes	-	142	142
Prepaid expenses	(41)	(527)	(568)
Accounts payable	2,085	43	2,128
Accrued income taxes	(848)	12	(836)
Accrued expenses and other current liabiltites	(262)	926	664

(a) No net change in cash provided by operating activities

Debt Refinancing

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the revolving line of credit (the “Revolver”) was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus .5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company’s continued compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20,000,000. An initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option.

On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10,000,000 increase in the revolving line of credit to a total of $80,000,000; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under the Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant in consideration of the lender’s forbearance. In lieu of the compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we were required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide the lender with certain reports, projections and management’s analysis of financial position, daily borrowing base certifications, and weekly cash flow projections.

As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay our lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of our lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on our borrowings during the forbearance period.

On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaces the Forbearance Agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. However, we believe that the amended agreement will provide for our projected term loan needs. In addition, the Fourth Amendment provides for the ability to increase the total Revolver in the agreement from $89 million to $125 million. We believe that the Fourth Amendment will provide for our projected term loan needs. During the first quarter of 2008, the Company continued to work with its lenders for the purpose of expanding its credit line.

On April 18, 2008, we entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase is tied to a sale within sixty days of a life insurance policy owned by the Company on a former company executive. The insurance policy has a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $70,000.

In response to the rapid increase in product prices and the desire to have more available credit to meet any needs that materialized, on April 14, 2008, we issued a promissory note for up to $5 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. A total of $1.5 million was advanced against this note in April 2008, and was repaid in full including interest on May 8, 2008.

Equity Transactions

We issued common stock in lieu of cash for the preferred stock dividends during the three months ended March 31, 2007. This dividend aggregated $256,000.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2007, included in the Company’s annual report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Acquisitions

In October 2007, we acquired all of the outstanding stock of Cardlock Fuels System, Inc., from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of our common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. They are the largest independently-owned commercial fueling network in California. The CFS acquisition is the largest acquisition that we have made. It should add annual volumes of approximately 80 million gallons, annual sales of approximately $200 million and approximately $32 million in assets. Accompanying the CFS acquisition is a fuels supply agreement with a related party which provides us with access to new supply markets. In addition, this agreement provides for more favorable payment terms than are normally available to us in most other markets.

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

We acquired the assets of Reamax Oil Company, Inc., an Arizona fuel and lubricant distributor in May 2007. The total purchase price of $9,388,631 was paid with $7,389,000 in cash, a $1,500,000 note payable and 384,616 shares of our common stock to the seller.

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $250,000 plus inventory of $50,000 and receivables of $181,000.

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of $39,000.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of March 31, 2008.

Results of Operations

Although disappointing, the net loss for the first quarter of 2008 was in line with expectations. Notwithstanding those expectations, management is taking specific action steps to return the Company to profitability. Specifically, we have initiated a cost reduction program that we believe will reduce operating costs and general and administrative costs by significant amounts. Specific areas of cost reduction include operating personnel, rents, overtime of hourly workers, fleet expenses, corporate personnel, and general corporate overhead costs. We are also implementing a restructuring of the operating divisions in the Texas operations which will further reduce personnel, consolidate operations, and improve overall efficiency. Management believes these action steps, which have already begun, will enable us to generate operating profits by the third quarter of 2008. However, due to the many inherent business risks in our industry and our operations, there can be no assurances that these operating profits will occur as planned.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales and Other Revenues. Sales and other revenues increased by $132,358,000, or 175%, during the three months ended March 31, 2008, compared to the corresponding period in 2007. Volume increases are mainly due to acquisitions made after the first quarter of 2007. The CFS acquisition, effective October 1, 2007, was the largest such acquisition and accounted for 68% of the overall increase in volumes, and 58% increase in revenues. Volumes should remain at a higher comparative level throughout 2008 because acquisitions were made throughout 2007. Average sales price for the three months ended March 31, 2008, was $2.91 per gallon as compared to $2.28 per gallon for the comparative period in 2007.

Cost of sales and gross profit. Cost of sales increased by $127,288,000 or 195%, during the three months ended March 31, 2008, as compared to the corresponding period in 2007. As with the increases in revenues, much of the change in cost of sales is attributable to acquisitions made throughout 2007. The CFS acquisition accounted for 57% of the overall increase in cost of sales. Product prices averaged $2.69 per gallon for the 2008 period as compared to $1.97 per gallon for the comparative 2007 period.

Gross profit. Gross profit increased $5,070,000 between the two periods, or 49%. As a percentage of sales, gross profit decreased to 7% for the 2008 period as compared to 14% for the same period in 2007. Average sales price for the first quarter of 2008 was $2.91 per gallon as compared to $2.28 per gallon for the 2007 period. Average margins per gallon for 2008 was $.22 as compared to $.31 for 2007. Margins for cardlock operations tightened in 2008 and wholesale propane margins are much lower than margins generated from other products. Product prices have risen by an average of $.72 per gallon and is the primary reason for the decrease in the resulting margin percentage.

Operating expenses. Operating expenses increased by $2,054,000 or 42%, during the three months ended March 31, 2008, from the same period in 2007. Payroll and related costs associated with acquisitions made during 2007 was $674,000 or 54% of the total increase between periods. Operating expenses per gallon sold decreased to $.097 per gallon in the 2008 period, as compared to $.148 per gallon in the 2007 period.

General and administrative expenses. General and administrative expenses increased $2,971,000, or 71% during the three months ended March 31, 2008, from the same period in 2007. Wages and related benefits accounted for approximately 21% of the overall increase. The increase in wages and benefits expense is mainly due to an increase in the number of general and administrative employees especially due to acquisitions and wage increases for merit and cost of living applicable to employees in both periods. Telecommunication costs have increased at substantial rates because of the implementation of new technology in our business processes as well as operations.

Interest. Interest expense was $1,993,000 and $1,046,000 for the three months ended March 31, 2008 and 2007, respectively. The average amounts of applicable interest bearing debt during the three months ended March 31, 2008 and 2007 were $96,104,000 and $45,862,000 respectively. The overall net increase in indebtedness between the two periods of $45,080,000 was generated primarily because of rising fuel prices, acquisitions and general operating needs. Our effective annualized interest rate was 8.3% for the three months ended March 31, 2008 as compared to 9.13% for the three months ended March 31, 2007.

Net Loss. As a result of a combination of the factors described above, our net loss increased by $721,000 to a loss of $936,000 for the three months ended March 31, 2008, as compared to a loss of $215,000 for the same period in 2007.

Liquidity and Capital Resources

General

Our primary sources of capital and liquidity are borrowings, which provide the necessary cash for operations, organic growth, asset acquisitions and regular recurring capital expenditures.

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

During the first quarter, 2008 world-wide crude oil prices reached all-time highs. Consequently, the Company’s cost of purchased product increased substantially, and our sales prices were increased accordingly. However, since payment terms for product purchases have historically been much shorter than traditional payment terms from customers, the Company experienced a substantial tightening of available capital. In addition, credit lines with our various product suppliers were pushed to higher limits than ever before. During the first quarter, we maintained constant communications with our suppliers and worked closely with them to assure the continued availability of fuel. As a result, the Company’s sales volume for the first quarter 2008 hit an all time high.

In response to these unprecedented market conditions, the Company took a number of steps. First, beginning early in April 2008, the Company changed its payment terms with its fuel customers from the historical level of net 30 days to a future level of net 15 day terms. Second, the Company began enforcing more strictly its credit limits with all of its customers. We believe that these changes will have a substantial positive effect on cash flow and ease the strain on working capital that has resulted from the rapid rise in product prices.

Net Cash Used by Operating Activities
Net cash used by operating activities amounted to $7,246,000 for the three months ended March 31, 2008, as compared to $2,910,000 provided by in 2007, resulting in a decrease in cash provided of $10,156,000. Net loss for the three months ended March 31, 2008 was $936,000, an increase of $721,000 from net loss of $215,000 for the same period in 2007. The noncash items of depreciation and amortization, noncash stock compensation, deferred income taxes and other increased by $2,336,000 for the three months ended March 31, 2008, from the three months ended March 31, 2007. Changes in operating assets and liabilities decreased cash flows by $9,582,000 for the three months ended March 31, 2008, as compared to an increased in cash flows by $2,189,000 for the same period in 2007.

Net Cash Used by Investing Activities
Net cash used in investing activities was $700,000 for the three months ended March 31, 2008 and $2,856,000 for the same period in 2007, a net change of $2,156,000. Cash expenditures for property, plant and equipment for 2008 totaled $679,000 as compared to $1,047,000 for 2007. The primary decrease in the use of cash was a reduction of $1,784,000 for acquisitions.

Net Cash Provided by Financing Activities
Net cash used by financing activities was $8,209,000 for the three months ended March 31, 2008, as compared to cash of $3,115,000 for the same period in 2007, an increase of $11,324,000. In 2008, we drew net borrowing by $9,288,000 under our revolving credit facility and repaid $1,145,000 of our term notes payable. We received proceeds of $313,000, for the exercise of certain stock warrants.

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus .5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20,000,000. An initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option.

On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10,000,000 increase in our revolving line of credit to a total of $80,000,000; and (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under our Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for us in consideration of our lender’s forbearance. In lieu of our compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we were required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide our lender with certain reports, projections and management’s analysis of our financial position, daily borrowing base certifications, and weekly cash flow projections.

As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay our lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of our lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on our borrowings during the forbearance period.

On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaces the Forbearance Agreement and waives the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remains at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. However, we believe that the amended agreement will provide for our projected term loan needs. In addition, the Fourth Amendment provides for the ability to increase the total Revolver in the agreement from $89 million to $125 million. During the first quarter of 2008, the Company continued to work with its lenders for the purpose of expanding its credit line.

Also, on April 18, 2008, we entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitments by a total of $2.6 million. The increase is tied to a sale within sixty days of a life insurance policy owned by the Company on a former company executive. The insurance policy has a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $70,000.

In response to the rapid increase in product prices and the desire to have more available credit to meet any needs that materialized, on April 14, 2008, we issued a promissory note for up to $5 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. A total of $1.5 million was advanced against this note in April 2008, and was repaid in full including interest on May 8, 2008.

The 2004 term loan payable to a bank matures in November 2009 and is payable in monthly principal installments of $65,500 plus interest (5.25% at March 31, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel - Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at March 31, 2008, was $2,870,000.

The 2005 term loan payable to a bank matures in October 2010, payable in monthly principal payments of $14,689 plus interest at prime (5.25% at March 31, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company. The balance at March 31, 2008, was $823,000.

The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $145,048, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $161,225. The note is guaranteed by the Company. The balance at March 31, 2008, was $1,169,000.

Part of our business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. We are in discussions with potential acquisition targets from time to time. Management feels that the Company has adequate resources to meet its obligations for 2008, including those enumerated in the table under “Contractual Obligations and Other Commitments.”

Stock options were issued to employees and officers in 2007 and 2006. As of March 31, 2008, there were 2,038,166 options outstanding at a weighted average exercise price of $1.48 per share. Options exercisable as of March 31, 2008, were 1,033,738.

At March 31, 2008, there were warrants outstanding to purchase 2,820,000 shares of common stock at a weighted average price of $1.68, with expiration dates of 2009 through 2011.

Capital Expenditures

During the three months ended March 31, 2008, we had capital expenditures of approximately $679,000 which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, ”Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impact on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS No. 141(R) will have on our financial position, results of operations and cash flows.

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

Interest Rate Risk. Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At March 31, 2008, we had $90.3 million of debt subject to floating interest rates. An increase of 100 basis points from the March 31, 2008, rates would increase our interest expense by approximately $903,000 per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at March 31, 2008. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

We identified a material weakness in the reconciliation of cash received from processors of credit card transactions and the reconciliation of inventory related to those transactions. This material weakness resulted in management’s failure to prevent or detect errors in our consolidated financial statements. As a result, we restated our financial statements for the year ended December 31, 2006, and the quarter ended March 31, 2007.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, we are not subject to any material or pending legal proceeding to which we are a party or our assets are subject to March 31, 2008.

ITEM 1A. RISK FACTORS

For information about risk factors, please refer to Part 1, Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s current risk factors do not differ materially from the risk factors disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. These certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q as Exhibits 31.1 and 31.2, and 32.1 and 32.2.

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

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.9	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.4
Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company's common stock (as defined therein) (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.5	Form of Warrants issued to Financial Advisors (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

4.6
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

4.11
Stockholders Agreement dated October 5, 2007, by and among United Fuel & Energy Corporation, a Nevada corporation, Frank P. Greinke, Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999, Thomas E. Kelley, Falcon Seaboard Investment Company, L.P., and Charles McArthur (Incorporated by reference from our Form 8-K filed on October 11, 2007).

4.12
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

10.2
Employment Agreement dated March 30, 2008, by and between United Fuel & Energy Corporation, a Nevada corporation, and Joseph Juliano (Incorporated by reference from our Form 10-K filed on April 15, 2008).

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

UNITED FUEL & ENERGY CORPORATION

May 14, 2008	by:	/s/ Lyndon James
Lyndon James
Interim Chief Financial Officer