Form 10-Q
period 2008-06-30
UNITED FUEL & ENERGY CORP
filed 2008-08-14
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-68008

UNITED FUEL & ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-2037688
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

405 N. Marienfeld
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

YES ☒ NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐  Accelerated filer      ☐ Non-accelerated filer      ☐  Smaller reporting company     ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, $0.001 par value per share, as of August 11, 2008: 40,303,630.

United Fuel & Energy Corporation

Form 10-Q for the Quarter ended June 30, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$916	$4,096
Accounts receivable, net	101,402	91,031
Other receivables	1,382	421
Inventories, net of allowance	13,948	16,512
Prepaid expense	488	1,738
Deferred taxes	1,017	417
Total current assets	119,153	114,215

PROPERTY, PLANT AND EQUIPMENT, net	39,514	41,606

OTHER ASSETS
Cash value of life insurance	2,881	2,839
Goodwill, net of impairment	25,981	24,844
Debt issuance costs, net	1,649	1,857
Deferred income taxes	3,741	2,626
Other	1,464	1,439
Total other assets	35,716	33,605
	$194,383	$189,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,538	$3,605
Note payable to related party	5,000	-
Accounts payable	32,833	25,602
Accounts payable to related parties	16,360	21,563
Accrued and other current liabilities	4,963	4,755
Accrued income taxes	-	1,563
Total current liabilities	62,694	57,088

OTHER LIABILITIES
Long-term debt, less current maturities	84,064	80,551
Asset retirement obligations	190	184
Other liabilities	1,462	1,534
Total other liabilities	85,716	82,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock- 8% Cumulative Convertible Series A, $0.001 par value; 5,000,000 shares authorized, 12,800 shares issued and 12,600 outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock - $0.001 par value, 55,000,000 shares authorized, 40,303,630 issued and outstanding at June 30, 2008; 40,095,297 issued and outstanding at December 31, 2007	40	40
Paid-in capital	54,442	53,987
Retained earnings (deficit)	(8,509)	(3,958)
Total stockholders' equity	45,973	50,069

	$194,383	$189,426

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues
Sales	$240,062	$88,487	$447,069	$163,349
Other	1,173	1,380	2,286	2,280
Total revenues	241,235	89,867	449,355	165,629

Cost of sales, including $28,570 and $64,915 for the three and six months of 2008, respectively, attributable to related party	225,978	78,076	418,614	143,424

Gross profit	15,257	11,791	30,741	22,205

Expenses
Operating	6,939	4,862	13,892	9,761
General and administrative	11,495	4,558	18,657	8,749
Depreciation, amortization and accretion	727	673	1,808	1,193
Total expenses	19,161	10,093	34,357	19,703

Operating income (loss)	(3,904)	1,698	(3,616)	2,502

Other income (expense)
Interest expense	(1,572)	(1,207)	(3,565)	(2,253)
Amortization of debt issue costs	(105)	(109)	(211)	(227)
Other income (expense), net	524	132	917	176
Total other expenses	(1,153)	(1,184)	(2,859)	(2,304)

Income (loss) before income taxes	(5,057)	514	(6,475)	198

Income tax expense (benefit)	(1,937)	214	(2,419)	113

Net income (loss)	$(3,120)	$300	$(4,056)	$85

Cumulative preferred stock dividend	$249	$252	$495	$508

Net income (loss) applicable to common equity	$(3,369)	$48	$(4,551)	$(423)

Net income (loss) per common share:
Basic	$(0.08)	$-	$(0.11)	$(0.03)
Diluted	$(0.08)	$0.01	$(0.11)	$(0.03)

Weighted average common shares outstanding:
Basic	40,233	14,640	40,233	14,355
Diluted	40,240	23,153	40,253	22,757

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,056)	$85
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, amortization and accretion	1,808	1,193
Amortization of debt issuance costs	211	227
Noncash stock compensation	142	342
Deferred income taxes	(1,715)	130
Bad debt expense	3,709	300
Impairment of goodwill	274	-
Changes in operating assets and liabilities, net of effects from acquisitions of Benton, Your Pump, Reamax and CFS:
Decrease (increase) in:
Accounts receivable	(14,080)	(5,929)
Other receivables	(961)	(125)
Inventories	2,564	(564)
Prepaid expenses	1,250	(1,060)
Other assets	(25)	(222)
Increase (decrease) in:
Accounts payable	2,028	3,391
Accrued income taxes	(1,635)	(649)
Accrued expenses and other current liabilities	(41)	2,437
Net cash used in operating activities	(10,527)	(444)

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(42)	(49)
Your Pump acquisition	-	(1,328)
Benton acquisition	-	(456)
Reamax acquisition	-	(8,335)
Capital expenditures, net	(1,121)	(3,951)
Net cash used in investing activities	(1,163)	(14,119)

Cash flows from financing activities:
Borrowings on revolving line of credit facility, net	5,254	8,442
Issuance of new debt and notes payable	6,500	7,500
Repayment of long term debt and notes payable	(3,308)	(2,963)
Debt issuance costs	(3)	(1,454)
Dividends paid	(246)	-
Proceeds from issuance of capital stock, net of issuance costs	313	(2)
Net cash provided by financing activities	8,510	11,523

Net decrease in cash	(3,180)	(3,040)
Cash at beginning of period	4,096	3,951
Cash at end of period	$916	$911

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash paid during period for:
Interest	$3,372	$1,932
Income taxes	$320	$484

Non-cash investing and financing activities

We acquired property, plant and equipment through debt financing in the amount of $115,000 for the six months ended June 30, 2007.

We issued common stock in lieu of cash for the preferred stock dividends during the six months ended June 30, 2007. This dividend aggregated $256,000.

United Fuel & Energy Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 – GENERAL

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

On February 7, 2005, we acquired United Fuel – Texas through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel – Texas, with United Fuel – Texas being the surviving entity.

Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel – Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel – Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel – Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel – Texas, making United Fuel – Texas our wholly-owned subsidiary.

Of the 9,900,000 shares of our common stock issued to the original United Fuel – Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our Vice Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel – Texas preferred stock.

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

Effective February 28, 2007, EWC merged with its parent company, United Fuel – Texas, and changed its name to United Fuel & Energy Corporation, a Texas corporation.

On October 5, 2007, the Company issued 24,641,276 shares of common stock to the Greinke Personal Living Trust, Frank Greinke as Trustee (“Greinke”), in exchange for all the outstanding stock of Cardlock Fuels System, Inc.

The financial information included herein, except the balance sheet as of December 31, 2007, is unaudited. Our consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007, audited consolidated financial statements filed in our Form 10-K filed with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

Accounts receivable potentially subject the Company to concentrations of credit risk. This risk is limited due to the large number of customers comprising the customer base (approximately 23,000) and their dispersion across agricultural, oilfield and general commercial industries. The Company had no significant concentrations of credit risk apart from the customer operations occurring primarily in the geographical regions of west and east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California. The Company maintains its cash balances at several financial institutions located in those states, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

NOTE 3 – LONG-TERM DEBT AND NOTE PAYABLE TO RELATED PARTY

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Revolving line of credit	$73,893	$68,655
Term loans	7,422	8,171
2004 term loan payable to a bank	2,673	3,066
2005 term loan payable to a bank	778	867
Note payable to a supplier	107	214
Note payable to shareholder of Reamax Oil	1,053	1,282
Other notes payable	1,676	1,901
	87,602	84,156
Less current maturities	(3,538)	(3,605)
	$84,064	$80,551

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the revolving line of credit (the “Revolver”) was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus .5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company’s continued compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20,000,000. An initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option and are secured by the general assets of the Company.

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

On March 28, 2008, the Company entered into a Fourth Amendment to the Revolver which replaced the Forbearance Agreement and waived the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remained at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. In addition, the Fourth Amendment provided for the ability to increase the total Revolver in the agreement from $89 million to $125 million.

On April 14, 2008, the Company issued a promissory note for up to $5 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 in the total amount of $6.5 million, and at the end of the second quarter 2008, the outstanding loan balance was $5 million. The note was repaid in full on July 23, 2008.

On April 18, 2008, the Company entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase was tied to a sale within sixty days of a life insurance policy owned by the Company on a former Company executive. At the time of the amendment, the insurance policy had a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $70,000. On July 5, 2008, the Company entered into a loan agreement with John Hancock Life Insurance Company whereby the Company obtained a loan of $2.86 million against the cash surrender value of the life insurance policy. The lender approved the making of this loan and released the life insurance collateral from the collateral held by the lender. The proceeds of the loan were used to reduce the revolving credit loan from the lender.

On April 30, 2008, the Company notified the lender that the Company had failed to meet the EBITDA covenant required by the loan agreement and that the Company was in technical default of the agreement. On July 10, 2008, the Company entered into a Forbearance Agreement and Sixth Amendment to the loan agreement with the lender whereby the lender agreed to forbear exercising its rights under the loan agreement. The forbearance agreement included a provision whereby the Greinke Personal Living Trust could join the lender as a secured lender in the amount of $5 million. The forbearance agreement also included a provision to allow the aggregate revolving line of credit commitments to increase from $80 million to $85 million. As consideration for the forbearance agreement, the interest rate during the forbearance period was increased by 200 basis points (2%) as provided for in the loan agreement. On July 23, 2008, the Greinke Personal Living Trust contributed $5 million to the lender and became a secured lender to the Company. As a result of this contribution, the total commitments by the lender under the agreement increased from $80 million to $85 million.

On August 8, 2008, the Company entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The seventh amendment also included other provisions including an increase in the interest rates on the revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5 million to $3 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that the Company reduce its over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis.

The 2004 term loan payable to a bank matures in November 2009 and is payable in monthly principal installments of $65,500 plus interest at prime (5.0% at June 30, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel – Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan payable to a bank matures in October 2010 and is payable in monthly principal payments of $14,689 plus interest at prime (5.0% at June 30, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company.

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

Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years and bear interest at rates of 8.9%, 8.99% or Wall Street Journal prime (5.0% at June 30, 2008) plus 1% or 1.5%, with monthly principal and interest payments aggregating approximately $49,000 and are collateralized by the vehicles, equipment and building purchased.

Aggregate maturities of long-term debt for the twelve month periods ended June 30, are as follows (thousands):

2009	$3,538
2010	4,624
2011	2,481
2012	1,526
2013	75,263
Thereafter	170
Total long-term debt	$87,602

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

A summary of asset retirement obligation activity for the six month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Asset retirement obligation, January 1	$184	$172
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	6	5
Asset retirement obligation, June 30	$190	$177

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At June 30, 2008, the Company continues its cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of state cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE 6 – ACQUISITIONS

In October 2007, the Company acquired all of the outstanding stock of CFS from the Greinke Personal Living Trust, Frank P. Greinke as Trustee, in exchange for 24,641,276 shares of common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. Accompanying the CFS acquisition was a fuels supply agreement with a related party which provided the Company with access to new supply markets. In addition, this agreement provided for more favorable payment terms than are normally available in most other markets.

The total purchase price was $32,526,000 and was tentatively allocated to fair market values as follows (in thousands):

Current assets	$24,812
Property, plant and equipment	10,250
Other assets	1,763
Current liabilities	(9,966)
Other liabilities	(11,849)
Goodwill	17,516
$32,526

The results of operations of CFS are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the three and six months ended June 30, 2007, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Revenue	$146,375	$268,702
Net income	2,226	2,624
Proforma diluted earnings per share	0.10	0.12

Effective July 1, 2007, we acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and net receivables of $312,000. The cost was financed through the acquisition term loans. The propane business serves the wholesale and retail markets including a large number of residential customers. It is a seasonal business which peaks during the winter months and reduced sales volumes during the warmer seasons.

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

The results of operations of the Reamax assets are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the three and six months ended June 30, 2007, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Revenue	$94,033	$178,127
Net income (loss)	389	353
Proforma diluted earnings (loss) per share	0.01	(0.01)

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $250,000 plus inventory of $50,000 and receivables of $181,000.

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of $39,000. Goodwill of $411,000 had been recorded and, as of June 30, 2008, an impairment of that goodwill was recorded in the amount of $274,000.

NOTE 7 – EARNINGS PER SHARE INFORMATION

The following table shows the reconciliation of basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2008 and 2007 (in thousands except per share data):

	Three Months Ended June 30,
	2008				2007
	Income	Number of Shares		Per Share	Income	Number of Shares	Per Share
Net income (loss)	$(3,120)				$300
Less: preferred stock dividends	(249)				(252)

Basic EPS
Income (loss) available to common stockholders	(3,369)	40,233		$(0.08)	48	14,640	$-

Effect of diluted securities
Options		7				61
Warrants		-				48
Convertible preferred stock	- (a)	-	(a)		252	8,404

Diluted EPS
Income (loss) available to common stockholders plus assumed conversions	$(3,369)	40,240		$(0.08)	$300	23,153	$0.01

	Six Months Ended June 30,
	2008				2007
	Income	Number of Shares		Per Share	Income	Number of Shares	Per Share
Net income (loss)	$(4,056)				$85
Less: preferred stock dividends	(495)				(508)

Basic EPS
Income (loss) available to common stockholders	(4,551)	40,233		$(0.11)	(423)	14,355	$(0.03)

Effect of diluted securities
Options		20				-
Warrants		-				-
Convertible preferred stock	- (a)	-	(a)		508	8,402

Diluted EPS
Income (loss) available to common stockholders plus assumed conversions	$(4,551)	40,253		$(0.11)	$85	22,757	$(0.03)

(a)	Because the effect would be antidilutive, conversion of preferred stock is not included in the EPS calculation.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the six month period ended June 30, 2007, dividends were paid to preferred stockholders in the form of common stock: 186,864 shares of common stock were issued in January 2007, and 161,006 shares in April 2007. For the six month period ended June 30, 2008, $495,000 of dividends had been recorded.

At the option of the holder, each share of preferred stock is convertible into shares of common stock, determined by dividing $1,000 by the conversion price, as defined.

On or after March 31, 2011, the Series A preferred stock is redeemable at the election of the holders of two-thirds of the then outstanding Series A preferred stockholders, at a price equal to 125% of the original purchase price plus accrued dividends. The Company may redeem all or some of the Series A preferred stock for cash at 100% of the original purchase price plus accrued dividends if certain conditions are met, including: the Company’s becoming listed on a national stock exchange; the Company’s common stock trading for more than $3.00 per share for 25 out of 30 consecutive days; and the Company filing a registration statement relating to the common stock underlying the Series A preferred stock. The holders of the Series A preferred stock also have a liquidation preference, anti-dilution protection and special voting rights.

Financial covenants related to the Series A preferred stock include a limitation on the aggregate amount of term debt incurred by the Company. The limitation on the term debt is defined as the greater of $25 million or 3.5 times adjusted trailing twelve months EBITDA, as defined, calculated on a quarterly basis.

Stock Warrants

Warrants outstanding for the purchase of common stock as of June 30, 2008, are as follows:

Number of	Exercise
warrants	Price	Expiration
350,000	$2.00	2009
1,093,333	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
2,411,667

All outstanding warrants have been issued to investors or financial advisors.

Stock Options

We determine the fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock options granted:

	Six Months Ended June 30,
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

Activity in our stock option plan for the six months ended June 30, 2008 and 2007 is as follows:

	2008		2007
	Number	Weighted	Number	Weighted
	of	average	of	average
	Shares	exercise price	Shares	exercise price

Outstanding at January 1	2,038,166	$1.48	1,601,516	$1.51
Granted	-	-	100,000	1.53
Exercised	-	-	-	-
Forfeited	(666,000)	1.53	(1,850)	1.50
Outstanding at June 30	1,372,166	1.45	1,699,666	1.51

The majority of employee stock options were repriced to $1.50 in November 2006. For the six month period ended June 30, 2008, $11,000 of employee stock compensation had been recognized, and as of June 30, 2008, there was approximately $162,000 of total unrecognized compensation cost related to unvested stock options granted under our stock option plan. That cost is expected to be recognized over a weighted average of three years. There are 1,100,000 shares of common stock available for future issuance, as of June 30, 2008. For the six month period ended June 30, 2007, $91,000 of expense was recognized, and as of June 30, 2007, there was approximately $704,000 of total unrecognized compensation cost.

The following table summarizes stock option information as of June 30, 2008:

		Weighted Average
		Remaining
		Contractual Life	Options
Exercise Price	Options Outstanding	(In years)	Exercisable
$1.05	200,000	10.0	-
$1.47	440,828	7.0	440,828
$1.50	332,166	9.3	198,833
$1.53	100,000	10.0	33,333
$1.58	200,000	10.0	66,667
$1.67	40,000	10.0	-
$1.69	59,172	7.0	59,172
	1,372,166	9.3	798,833

NOTE 9 – INCOME TAXES

The effective tax rate for the six months ended June 30, 2008, was 37%, as compared to 57% for the six months ended June 30, 2007.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact SFAS No. 141(R) will have on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statement issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of June 30, 2008, the Company does not have any derivative instruments and does not expect SFAS No. 161 to have a material impact on its results from operations or financial position.

In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company does not believe the impact of adopting FSP FAS 142-3 will have a material effect on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement will have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders” equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the potential impact that EITF Issue No. 07-5 may have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this report, as well as the consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our 2007 Annual Report on Form 10-K.

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

Overview

United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in markets in the western, southwestern and south central United States. We also have public and private unmanned cardlock refueling operations. We distribute and sell products to a diverse base of industrial, commercial and residential customers. As of June 30, 2008, we operated 109 public and private cardlock sites and 18 branch offices.

We purchase fuel and lubricant products from wholesale suppliers at market prices, and distribute and sell those products to customers at cost-plus prices. Therefore, our profitability is largely dependent on the difference between our wholesale cost and retail price. Our products are a commodity, and the price we pay is subject to volatile changes in supply or other market conditions over which we have no control. The supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring our fuels from other suppliers might be materially higher on a short-term basis. Because we may not be able to pass on to our customers immediately all increases in the wholesale cost of fuel, these increases could reduce our profitability.

Debt Refinancing

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the revolving line of credit (the “Revolver”) was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus .5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company’s continued compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20,000,000. An initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded, and is secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2,000,000, that were paid off from the $6,000,000 proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option.

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

On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaced the Forbearance Agreement and waived the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remained at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. However, we believe that the amended agreement will provide for our projected term loan needs. In addition, the Fourth Amendment provides for the ability to increase the total Revolver in the agreement from $89 million to $125 million.

On April 14, 2008, the Company issued a promissory note for up to $5 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 in the total amount of $6.5 million, and at the end of the second quarter 2008, the outstanding loan balance was $5 million. The note was repaid in full on July 23, 2008

On April 18, 2008, the Company entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase was tied to a sale within sixty days of a life insurance policy owned by the Company on a former Company executive. At the time of the amendment, the insurance policy had a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $70,000. On July 5, 2008, the Company entered into a loan agreement with John Hancock Life Insurance Company whereby the Company obtained a loan of $2.86 million against the cash surrender value of the life insurance policy. The lender approved the making of this loan and released the life insurance collateral from the collateral held by the lender. The proceeds of the loan were used to reduce the revolving credit loan from the lender.

On April 30, 2008, we notified the lender that we had failed to meet the EBITDA covenant required by the loan agreement and that we were in technical default of the agreement. On July 10, 2008, we entered into a Forbearance Agreement and Sixth Amendment to the loan agreement with the lender whereby the lender agreed to forbear exercising its rights under the loan agreement. The forbearance agreement included a provision whereby the Greinke Personal Living Trust could join the lender as a secured lender in the amount of $5 million. The forbearance agreement also included a provision to allow the aggregate revolving line of credit commitments to increase from $80 million to $85 million. As consideration for the forbearance agreement, the interest rate during the forbearance period was increased by 200 basis points (2%) as provided for in the loan agreement. On July 23, 2008, the Greinke Personal Living Trust contributed $5 million to the lender and became a secured lender to the Company. As a result of this contribution, the total commitments by the lender under the agreement increased from $80 million to $85 million.

On August 8, 2008, the Company entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The seventh amendment also included other provisions including an increase in the interest rates on the revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5 million to $3 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that the Company reduce its over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis.

Equity Transactions

We issued common stock in lieu of cash for the preferred stock dividends during the six months ended June 30, 2007. These dividends aggregated $508,000.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2007, included in the Company’s annual report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider such policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

Acquisitions

In October 2007, we acquired all of the outstanding stock of Cardlock Fuels System, Inc., from the Greinke Personal Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of our common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. They are the largest independently-owned commercial fuelling network in California. The CFS acquisition is the largest acquisition that we have made. It should add annual volumes of approximately 80 million gallons, annual sales of approximately $200 million and approximately $32 million in assets. Accompanying the CFS acquisition was a fuels supply agreement with a related party which provided us with access to new supply markets. In addition, this agreement provided for more favorable payment terms than are normally available to us in most other markets.

Effective July 1, 2007, we acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2,400,000 plus inventory and net receivables of $312,000. The cost was financed through the acquisition term loans. The propane business serves the wholesale and retail markets including a large number of residential customers. It is a seasonal business which peaks during the winter months and reduced sales volumes during the warmer seasons.

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

On February 1, 2007, the Company acquired nine cardlock facilities from Your Pump, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1,260,000 plus inventory of $39,000. Goodwill of $411,000 had been recorded and, as of June 30, 2008, an impairment of that goodwill was recorded in the amount of $274,000.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of June 30, 2008.

Results of Operations

The Company experienced significant net losses for the first and second quarters of 2008. As a result of these losses, management has implemented numerous personnel, operational and business changes which it believes will improve the financial performance of the Company. Management expects these changes will have a significant, positive affect on the Company’s financial performance in the third quarter of 2008. These changes include the following:

(a)
Changing customer payment terms for fuel deliveries from 30 days to 15 days: This change is resulting in the acceleration of cash payments to the Company and allowing the Company to reduce its overall working capital requirements.

(b)
Reducing the number of branch locations with administrative personnel from 25 to 12: This reduction has decreased the number of personnel by approximately 48, reduced associated expenses, and is allowing the redeployment of assets.

(c)
Reducing the number of bulk plants and cardlock sites: In June, 2008, 2 bulk plants and 19 cardlock sites were closed. The assets at these sites are being redeployed or sold. In the third quarter, we expect to identify and close other bulk plants and cardlock sites. Although some volume reduction is expected with these closures, management expects overall profitability to improve as these sites in total are not profitable.

(d)
Selling nonproducing assets: The Company is in the process of identifying and selling certain assets that are dormant or nonproducing. These assets include real estate, rolling stock, storage tanks and miscellaneous equipment. Sales of these assets should reduce working capital needs and decrease expenses.

(e)
Reducing inventory levels across the Company: Inventory levels are being reduced in many locations through strict inventory control and purchasing procedures. In addition, dead or slow moving lubricant stocks are being sold. These initiatives are aiding the reduction of overall working capital.

(f)
Reducing operating and general and administrative expenses: Significant progress is being made in the reduction of overall operating and general and administrative expenses. An additional reduction of 15 staff was concluded in June 2008 in the areas of senior management, sales, clerical and corporate services. In addition, overtime expenses and telecommunications expenses, two of the largest expense categories in the Company, are being reduced through stricter overtime guidelines and an overall reassessment and restructuring of telecommunication services.

(g)
Reorganizing the Company and implementing a formal operating budget: The Company has been reorganized into five strategic business units (SBU’s) comprised of Cardlock, Bulk Fuels, Lubricants, Propane and Arizona. Each business unit will specialize in its respective line of business or geographic marketing area and will manage all assets assigned to it. In addition, the Company has implemented a new budget process for all SBU’s and all corporate departments for the second half of 2008.

(h)
Relocating Company headquarters from Midland, Texas to Orange, California: The Company plans to relocate its headquarters to Orange, California by the end of the third quarter of 2008. All corporate functions will be moved to Orange. Remaining in Midland will be the operating staff of the Bulk Fuels SBU and the Lubricants SBU. The operating staffs of the Cardlock SBU, the Propane SBU, and the Arizona SBU will remain in their current locations of Orange, California, Oklahoma City, Oklahoma, and Camp Verde, Arizona, respectively. The move of the corporate headquarters to Orange will allow the Company to better attract and retain certain skills among its professional staff, in addition to achieving efficiencies among its various business functions. The Company plans to lease office space in Orange, California and to sell its existing corporate headquarters building in Midland.

During the second quarter of 2008, we increased the reserve for doubtful accounts by a total of $3,200,000, raising the total reserve as of June 30, 2008, to $6,204,000. This increase in the reserve was provided for in recognition of a large number of customer accounts that have aged well beyond payment terms. Many of these accounts date back to the end of 2007 and early 2008 when internal invoicing and payment posting issues were encountered. Efforts to collect these accounts receivable and resolve the payment posting issues have proved difficult and are still ongoing. The reserve was calculated by making individual probability-of-collection assessments on each of the larger accounts in the over 90-day accounts receivable ledger. The accuracy of the amount of the reserve cannot be known at this time; however, management believes the additional reserve recorded is adequate. Also included in the reserve are additional funds for those accounts in the over 90-day category that have been referred to external collection agencies or legal counsel. Notwithstanding the increase in the reserve, all accounts will continue to be pursued for ultimate collection or final resolution.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales and Other Revenues. Sales and other revenues increased by $151,368,000, or 168%, during the three months ended June 30, 2008, compared to the corresponding period in 2007. The increase was largely due to an increase in sales volumes of 88%, primarily from acquisitions of CFS, Reamax and Propane Direct. In addition, the average price of products sold increased 58% from $2.60 per gallon in the second quarter of 2007 to $4.10 per gallon in the second quarter of 2008.

Cost of sales and gross profit. Cost of sales increased by $147,902,000, or 189%, during the three months ended June 30, 2008, as compared to the corresponding period in 2007, due primarily to the large increase in volume mentioned above and a 65% increase in average product prices. Gross profit increased by $3,466,000, or 29%, to $15,257,000 in 2008 from $11,791,000 in 2007. Our gross profit as a percentage of sales decreased to 6% in the second quarter of 2008 from 13% in the second quarter of 2007. This significantly lower percentage results from the much higher sales price of petroleum products as mentioned above, as compared to relatively unchanged gross margins. Gross profit per gallon in the second quarter of 2008 was unchanged from the gross profit per gallon in the corresponding quarter in 2007.

Operating expenses. Operating expenses increased by $2,077,000 or 43%, during the three months ended June 30, 2008, from the same period in 2007. The increase was a result of expenses related to acquisitions. Increased operating expenses were in the categories of personnel costs, truck expenses and fuel costs. Operating expenses per gallon sold decreased to $.11 for the three months ended June 30, 2008, from $.14 for the corresponding period in 2007 primarily due to the increase in volumes sold of approximately 30 million gallons.

General and administrative expenses. General and administrative expenses increased $6,937,000 or 152% during the three months ended June 30, 2008, from the same period in 2007. General and administrative expenses during the second quarter of 2008 included several special items totaling $4,060,000, including $3.2 million to provide for expected losses related to a large portion of the over 90-day accounts receivable and the severance package of the Company’s former CEO totaling approximately $559,800. A special reserve of $200,000 was recorded in the second quarter of 2008 for the anticipated costs of the upcoming move of the corporate headquarters to Orange, California. A total of $100,000 of expenses related to abandoned expansion projects was recognized during the second quarter. Other increases in general and administrative expenses were primarily the result of acquisitions completed in 2007.

Interest. Interest expense was $1,572,000 and $1,207,000 for the three months ended 2008 and 2007, respectively. The average amounts of applicable interest bearing debt during the three months ended June 30, 2008 and 2007, were $94,309,000 and $56,374,000, respectively. The increase in debt between the two periods is $29,708,000. Our effective annualized interest rate was 6.67% for the three months ended June 30, 2008, as compared to 8.56% for the six months ended June 20, 2007.

Income Tax Expense(Benefit) Income tax benefit of $1,937,000 for the three month period ended June 30, 2008, was a decrease from income tax expense of $214,000 for the corresponding period in 2007. The decrease is due to a pretax loss of $5,057,000 for 2008 compared to pretax income of $514,000 for 2007.

Net Income(Loss). As a result of a combination of the factors described above, our net loss was $3,120,000 for the three month period ended June 30, 2008, a decrease of $3,420,000 from net income of $300,000 for the corresponding period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales and Other Revenues. Revenues increased by $283,726,000, or 171%, during the six months ended June 30, 2008, compared to the corresponding period in 2007. This change was primarily due to a 103% increase in sales volumes primarily attributed to acquisitions. In addition, the average price of products sold increased 34% from $2.46 per gallon for the first two quarter of 2007 to $3.30 per gallon for the first two quarters of 2008.

Cost of sales and gross profit. Cost of sales increased by $275,190,000, or 192%, during the six months ended June 30, 2008, as compared to the corresponding period in 2007, due primarily to the large increase in volume mentioned above and a 44% increase in average product prices. Gross profit increased by $8,536,000 or 38%, to $30,741,000 in 2008 from $22,205,000 in 2007. Gross profit as a percentage of sales decreased to 7% in 2008 from 13% in 2007. This significantly lower percentage results from the much higher sales price of petroleum products as mentioned above, as compared to relatively unchanged gross margins. Gross profit per gallon decreased 33% from 2007 primarily as a result of narrower cardlock margins during the first half of the year and the increase in sales of wholesale propane which receives a much lower margin than other products.

Operating expenses. Operating expenses increased by $4,131,000 or 42%, during the six months ended June 30, 2008, from the same period in 2007. The growth in operating expenses is primarily a result of the acquisitions made during 2007. These acquisitions added significant personnel expenses, transportation expenses and facilities expenses. In addition, the huge run-up in fuel prices over the past year has added significant costs to our fleet operations. Operating costs per gallon during the first half of 2008 was $.10 as compared to $.15 for the same period in 2007, as a result of increased volumes.

General and administrative expenses. General and administrative expenses increased $9,908,000, or 113% during the six months ended June 30, 2008, from the same period in 2007. A majority of the increased general and administrative expenses resulted from the acquisitions completed in 2007. The CFS acquisition added $2,760,000 to general and administrative expenses in the first half of 2008. Other significant general and administrative expense increases resulted from the acquisitions of Reamax and Propane Direct. In addition, general and administrative expenses during the 2008 period included several special items amounting to $4,334,000, including $3.2 million to provide for expected losses related to a large portion of the over 90-day accounts receivable, and the severance package of the Company’s former CEO totaling approximately $559,800 was recognized in the second quarter of 2008. A special reserve of $200,000 was recorded in the 2008 period for the anticipated costs of the upcoming move of the corporate headquarters to Orange, California, and an impairment of goodwill related to closed cardlock facilities from the Your Pump acquisition was recorded in the second quarter of 2008 in the amount of $274,000. Lastly, a total of $100,230 of expenses related to abandoned expansion projects was recognized during the 2008 period.

Interest. Interest expense was $3,565,000 and $2,253,000 for the six months ended 2008 and 2007, respectively. The average amounts of applicable interest bearing debt during the six months ended June 30, 2008 and 2007, were $95,645,000 and $51,729,000, respectively. The increase in debt between the two periods is $29,708,000. Our effective annualized interest rate was 7.45% for the six months ended June 30, 2008, as compared to 8.71% for the six months ended June 30, 2007.

Income Tax Expense(Benefit) Income tax benefit of $2,419,000 for the six month period ended June 30, 2008, was a decrease from income tax expense of $113,000 for the corresponding period in 2007. The decrease is due to a pretax loss of $6,475,000 for 2008 compared to pretax income of $198,000 for 2007.

Net Income(Loss). As a result of a combination of the factors described above, our net loss was $4,056,000 for the six month period ended June 30, 2008.

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

During the first and second quarters of 2008, world-wide crude oil prices reached all-time highs. Consequently, the Company’s cost of purchased product increased substantially, and our sales prices were increased accordingly. However, since payment terms for product purchases have historically been much shorter than traditional payment terms from customers, the Company experienced a substantial tightening of available capital. In addition, credit lines with our various product suppliers were pushed to higher limits than ever before. During this period, we maintained constant communications with our suppliers and worked closely with them to assure the continued availability of fuel.

In response to these unprecedented market conditions, the Company took a number of steps. First, beginning early in April 2008, the Company changed its payment terms with its fuel customers from the historical level of net 30 days to a future level of net 15 day terms. This change in payment terms has resulted in a noticeable improvement in cash flow and a reduction in working capital. Second, the Company began enforcing more strictly its credit limits with all of its customers and has increased its credit and collections staff by about 33%. Third, the Company has examined its geographic footprint and its customer base and is taking steps to rationalize both aspects of its business to improve operating efficiency and profit margins. This rationalization effort may result in some loss of volume. However, management believes that overall profitability will improve. In addition, the Company has increased the available credit on its revolver from $80 million to $85 million to allow for additional borrowing capacity. We believe that these changes will have a very positive effect on cash flow and ease the strain on working capital that has resulted from the rise in product prices. Nevertheless, if product prices increase to substantially higher levels, the Company’s ability to fund its operations may be negatively impacted.

Net Cash Used In Operating Activities
Net cash used in operating activities amounted to $10,527,000 for the six months ended June 30, 2008, as compared to $444,000 for the corresponding period in 2007, resulting in a decrease of cash provided by operating activities of $10,088,000. Net loss of the six months ended June 30, 2008, was $4,056,000, a decrease of $4,141,000 from net income of $85,000 in 2007. The noncash items of depreciation and amortization, noncash stock compensation, deferred income taxes, bad debt expense and goodwill impairment increased by $2,237,000 for the six months ended June 30, 2008, from the six months ended June 30, 2007. Changes in operating assets and liabilities decreased cash flows by $10,900,000 for the six months ended June 30, 2008, as compared to $2,721,000 for the same period in 2007.

Net Cash Used in Investing Activities
Net cash used in investing activities was $1,163,000 for the six months ended June 30, 2008, and $14,119,000 for the same period in 2007, a net change of $12,956,000. Cash expenditures for property, plant and equipment for the six month period ended June 30, 2008, totaled $1,121,000 as compared to $3,951,000 for the same period in 2007. The other primary decrease in the use of cash was related to acquisition spending which was $10,119,000 in 2007 and zero in 2008.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $8,510,000 for the six months ended June 30, 2008, as compared to $11,523,000 for the same period in 2007, a decrease of $3,013,000. In 2008, we increased net borrowing by $5,254,000 under our revolving credit facility and repaid $3,308,000 of our notes payable. We received proceeds of $313,000, net of issuance costs, for the issuance of common stock in 2008.

In September 2007, and in connection with the Company’s restatement of its consolidated financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus .5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20,000,000. An initial term loan of $5,000,000, which was advanced at closing, and a $1,000,000 term loan, which was subsequently funded. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14,000,000. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option and are secured by the general assets of the Company.

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

On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaced the Forbearance Agreement and waived the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remained at $80 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20 million to $9 million. However, we believe that the amended agreement will provide for our projected term loan needs. In addition, the Fourth Amendment provided for the ability to increase the total Revolver in the agreement from $89 million to $125 million.

On April 18, 2008, the Company entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase was tied to a sale within sixty days of a life insurance policy owned by the Company on a former Company executive. At the time of the amendment, the insurance policy had a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $70,000. On July 5, 2008, the Company entered into a loan agreement with John Hancock Life Insurance Company whereby the Company obtained a loan of $2.86 million against the cash surrender value of the life insurance policy. The lender approved the making of this loan and released the life insurance collateral from the collateral held by the lender. The proceeds of the loan were used to reduce the revolving credit loan from the lender.

On April 14, 2008, the Company issued a promissory note for up to $5 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 and at the end of the second quarter of 2008, the outstanding loan balance was $5 million. The note was repaid in full on July 23, 2008

On April 30, 2008 the Company notified the lender that the Company had failed to meet the EBITDA covenant required by the loan agreement and that the Company was in technical default of the agreement. On July 10, 2008, the Company entered into a Forbearance Agreement and Sixth Amendment to the loan agreement with the lender whereby the lender agreed to forbear exercising its rights under the loan agreement. The forbearance agreement included a provision whereby the Greinke Personal Living Trust could join the lender as a secured lender in the amount of $5 million. The forbearance agreement also included a provision to allow the aggregate revolving line of credit commitments to increase from $80 million to $85 million. As consideration for the forbearance agreement, the interest rate during the forbearance period was increased by 200 basis points (2%) as provided for in the loan agreement. On July 23, 2008, the Greinke Personal Living Trust contributed $5 million to the lender and became a secured lender to the Company. As a result of this contribution, the total commitments by the lender under the agreement increased from $80 million to $85 million.

On August 8, 2008, the Company entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The seventh amendment also included other provisions including an increase in the interest rates on the revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5 million to $3 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that the Company reduce its over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis.

The 2004 term loan payable to a bank matures in November 2009 and is payable in monthly principal installments of $65,500 plus interest (5.0% at June 30, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel - Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at June 30, 2008, was $2,673,000.

The 2005 term loan payable to a bank matures in October 2010 and is payable in monthly principal payments of $14,689 plus interest at prime (5.0% at June 30, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company. The balance at June 30, 2008, was $778,000.

The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $145,048, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $161,225. The note is guaranteed by the Company. The balance at June 30, 2008, was $1,053,000.

Part of our long term business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. We are in discussions with potential acquisition targets from time to time. Management feels that the Company has adequate resources to meet its obligations for 2008.

Stock options were issued to employees and officers in 2007 and prior years. As of June 30, 2008, there were 1,372,166 options outstanding at a weighted average exercise price of $1.45 per share. Options exercisable as of June 30, 2008, were 798,833.

At June 30, 2008, there were warrants outstanding to purchase 2,411,667 shares of common stock at a weighted average price of $1.67, with expiration dates of 2009 through 2011.

Capital Expenditures

During the six months ended June 30, 2008, we had capital expenditures of approximately $1,121,000 which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 was effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statement issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of June 30, 2008, the Company does not have any derivative instruments and does not expect SFAS No. 161 to have a material impact on its results from operations or financial position.

In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company does not believe that the impact of adopting FSP FAS 142-3 will have a material effect on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Priniciples.” The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement will have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders” equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the potential impact that EITF Issue No. 07-5 may have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective because of certain material weaknesses described below.

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

During 2007 and continuing in the first and second quarters of 2008, we experienced significant turnover in the finance and accounting staff, including our chief financial officer, a key accounting manager, and several staff accountants. This turnover resulted in considerable loss of knowledge related to our operations and accounting processes and procedures. In addition, we changed credit card service providers for our cardlock operations and acquired three new businesses. These significant events impacted the routine execution of accounting procedures and processes and resulted in a higher level of accounting anomalies. To address these matters, an interim chief financial officer was engaged along with accounting consultants to supplement the staff. We have continued to recruit and hire accountants into the Company. In addition, we have continued to supplement the staff with contract consultants. The difficulty in retaining qualified accountants is one of the contributing factors for management deciding to relocate the corporate headquarters to Orange, California.

In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance to GAAP. We added additional management review processes to cash reconciliation procedures, accounts payable and accounts receivable reconciliation procedures, and we strengthened the procedures in the inventory reconciliation process in order to improve overall controls over cardlock sales. In addition, we will implement in the third and fourth quarters of 2008 a project to document accounting policies and procedures to help ensure routine accounting functions are properly performed. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the period presented.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, there is no material pending legal proceeding to which we are a party or our property is the subject as of June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 18, 2008. Frank P. Greinke, Thomas E. Kelly, Michael S. Chadwick, Richard Becktel, E. H. (Gene) Dewhurst and Jesse B. Tutor were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal I
Election of Directors

	For	Withheld
Frank P Greinke	34,520,534	17,379
Thomas E. Kelly	34,521,934	15,979
Richard Becktel	34,521,934	15,979
Michael S. Chadwick*	7,650	-
E.H. (Gene) Dewhurst	34,521,934	15,979
Jesse B. Tutor	34,521,934	15,979

*Only holders of the Series A Preferred Stock were authorized to vote for Mr. Chadwick.

ITEM 6. EXHIBITS

Exhibit	Description

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

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Annual Report on Form 10-kSB/A filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).
3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.9	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company's Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

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

4.9
Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.9 of our Form S-3 filed on June 23, 2006).

4.10
Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.10 of our Form S-3 filed on June 23, 2006).

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

10.1
Promissory Note of United Fuel & Energy Corporation, a Nevada corporation, dated April 14, 2008, in favor of the Greinke Personal Living Trust, Frank P Greinke, Trustee (Incorporated by reference from our Form 8-K filed on April 18, 2008).

10.2
The Fifth Amendment to Second Amended and Restated Financing Agreement dated April 18, 2008, by and among the CIT Group/Business Credit, Inc., SunTrust Bank, PNC Bank, National Association, Wachovia Bank, N.A., United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation (Incorporated by reference from our Form 8-K filed on April 18, 2008).

10.3
Amended and Restated Promissory Note of United Fuel & Energy Corporation, a Nevada corporation, dated May 27, 2008, in favor of the Greinke Personal Living Trust, Frank P. Greinke, Trustee (Incorporated by reference from our Form 8-K filed on June 2, 2008).

10.4
Separation Agreement and Release of All Claims, dated as of June 12, 2008, between Charles McArthur and United Fuel & Energy Corporation (Incorporated by reference from our Form 8-K filed on June 18, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant tounder Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

August 14, 2008	by:	/s/ Lyndon James
Lyndon James
Interim Chief Financial Officer