Form 10-Q
period 2008-09-30
UNITED FUEL & ENERGY CORP
filed 2008-11-14
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 000-32473
UNITED FUEL & ENERGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-2037688

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1800 W. Katella Ave., Suite 102
Orange, California	92863
(Address of principal executive offices)	(Zip Code)
(714) 923-3025
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, $0.001 par value per share, as of November 1, 2008: 40,545,822.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

United Fuel & Energy Corporation
Form 10-Q for the Quarter ended September 30, 2008
Table of Contents

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$637	$4,096
Accounts receivable, net of allowance for doubtful accounts of $1,800 and $2,046 at September 30, 2008 and December 31, 2007, respectively	88,593	91,031
Other receivables	1,549	421
Inventories, net of allowance	13,682	16,512
Prepaid and other current assets	1,181	1,738
Asset held for sale	634	—
Deferred tax assets, net	1,017	417

Total current assets	107,293	114,215

PROPERTY, PLANT AND EQUIPMENT, net	37,661	41,606

OTHER ASSETS
Cash value of life insurance	2,902	2,839
Goodwill	26,172	24,844
Debt issuance costs, net	1,331	1,857
Deferred tax assets, non current, net	2,999	2,626
Other long-term assets	1,261	1,439

Total other assets	34,665	33,605

	$179,619	$189,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt, other	$3,547	$3,605
Accounts payable	27,367	25,602
Accounts payable to related parties	12,903	21,563
Accrued and other current liabilities	6,424	4,755
Accrued income taxes	—	1,563

Total current liabilities	50,241	57,088

OTHER LIABILITIES
Long-term debt – revolving line of credit	69,928	68,655
Long-term debt, other less current maturities	8,961	11,896
Life insurance policy borrowings	2,860	—
Other liabilities	1,614	1,718

Total other liabilities	83,363	82,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock—8% cumulative convertible series A, $0.001 par value; 5,000,000 shares authorized; 12,435 issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock — $0.001 par value; 55,000,000 shares authorized; 40,545,822 issued and outstanding at September 30, 2008; 40,045,297 issued and outstanding at December 31, 2007	40	40
Paid-in capital	54,662	53,987
Retained deficit	(8,687)	(3,958)

Total stockholders’ equity	46,015	50,069

	$179,619	$189,426

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues
Sales	$228,686	$96,836	$675,755	$260,185
Other	2,320	522	4,606	2,802

Total revenues	231,006	97,358	680,361	262,987

Cost of sales	211,835	87,574	630,449	230,998

Gross profit	19,171	9,784	49,912	31,989

Expenses
Operating	9,393	6,435	24,198	17,571
General and administrative	5,848	4,259	23,590	11,633
Depreciation, amortization and accretion	938	712	2,746	1,905

Total expenses	16,179	11,406	50,534	31,109

Operating income (loss)	2,992	(1,622)	(622)	880

Other income (expense)
Interest expense	(2,053)	(1,346)	(5,618)	(3,599)
Amortization of debt issuance costs	(315)	(98)	(526)	(325)
Loss on disposal of assets	(326)	—	(326)	—
Other income, net	508	132	1,423	308

Total other expense	(2,186)	(1,312)	(5,047)	(3,616)

Income (loss) before income taxes	806	(2,934)	(5,669)	(2,736)

Income tax expense (benefit)	731	(1,090)	(1,688)	(977)

Net income (loss)	$75	$(1,844)	$(3,981)	$(1,759)

Cumulative preferred stock dividend	$253	$252	$748	$760

Net loss available to common stockholders	$(178)	$(2,096)	$(4,729)	$(2,519)

Net loss per common share available to common stockholders:
Basic and diluted	$—	$(0.14)	$(0.12)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	40,269	14,794	40,236	14,330

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,981)	$(1,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	2,746	1,905
Amortization of debt issuance costs	526	325
Stock-based compensation expense	362	483
Deferred income taxes	(973)	25
Bad debt expense	4,293	—
Loss on disposal of assets	326	—
Impairment of goodwill	275	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in:
Accounts receivable	(1,855)	(10,696)
Other receivables	(1,128)	(701)
Inventories	2,830	(1,353)
Prepaid and other current assets	557	(936)
Other long-term assets	178	(81)
Increase (decrease) in:
Accounts payable	(6,895)	9,731
Accrued income taxes	(1,676)	(836)
Accrued expenses and other current liabilities	1,420	107

Net cash used in operating activities	(2,995)	(3,786)

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(63)	(73)
Proceeds from the sale of fixed assets	136	—
Your Pumps, Inc. acquisition	—	(1,328)
Benton acquisition	—	(456)
Reamax Oil Company, Inc. acquisition	—	(7,835)
Propane Direct, LLC acquisition	—	(2,397)
Capital expenditures, net	(1,491)	(5,044)

Net cash used in investing activities	(1,418)	(17,133)

Cash flows from financing activities:
Net borrowings on revolving line of credit	1,273	12,884
Issuance of new debt	6,500	10,490
Repayment of debt	(9,493)	(3,711)
Debt issuance costs	—	(1,692)
Proceeds from exercised warrants	313	—
Life insurance policy borrowings	2,860	—
Preferred stock dividends paid	(499)	(504)
Proceeds from issuance of capital stock, net of issuance costs	—	(2)

Net cash provided by financing activities	954	17,465

Net decrease in cash and cash equivalents	(3,459)	(3,454)
Cash at beginning of period	4,096	3,951

Cash at end of period	$637	$497

Cash paid during period for:
Interest	$6,989	$3,224
Income taxes	$477	$484
The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing and financing activities
We acquired property, plant and equipment through debt financing in the amount of $0.2 million for the nine months ended September 30, 2007.
We issued common stock in lieu of cash for the preferred stock dividends during the nine months ended September 30, 2007. This dividend aggregated $0.3 million.
We had accrued dividends of $0.2 million and $0.3 million at September 30, 2008 and 2007, respectively.

United Fuel & Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
NOTE 1 — GENERAL
United Fuel & Energy Corporation (“Company”) markets refined petroleum products which include gasoline, diesel, propane, oils, greases and other lubricants through its wholly-owned subsidiaries United Fuel & Energy Corporation (“United Fuel — Texas”), a Texas corporation formerly known as Eddins-Walcher Company (“EWC”), Three D Oil of Kilgore, Inc. (“TDO”), and effective October 1, 2007, Cardlock Fuels System, Inc. (“CFS”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California.
The Company was originally incorporated on April 5, 2000, under the laws of the State of Nevada under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to Brands Shopping Network, Inc. (“BSN”).
On February 7, 2005, we acquired United Fuel — Texas through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel — Texas, with United Fuel — Texas being the surviving entity.
Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel — Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel — Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel — Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel — Texas, making United Fuel — Texas our wholly-owned subsidiary.
Of the 9,900,000 shares of our common stock issued to the original United Fuel — Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our Vice Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight preferred stock holders of United Fuel — Texas.
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
In addition, and in connection with the merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel—Texas owned control of our common stock immediately after consummation of the merger. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.
Effective February 28, 2007, EWC merged with its parent company, United Fuel — Texas, and changed its name to United Fuel & Energy Corporation, a Texas corporation.
On October 5, 2007, the Company issued 24,641,276 shares of common stock to the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for all the outstanding stock of Cardlock Fuels System, Inc.
The financial information included herein, except the balance sheet as of December 31, 2007, is unaudited. Our consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007, audited consolidated financial statements filed in our Form 10-K filed with the Securities and Exchange Commission. The interim financial statement information includes all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

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
NOTE 2 — Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) Nos. 157-1 and 157-2, and proposed FSP No. 157-c to amend SFAS No. 157. FSP No. 157-1 clarifies the exclusion of SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
In October 2008, the FASB issued FSP No. 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value when the market for that asset is not active and modified the example related to Level 3 of inputs. The Company’s adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, which will become effective on January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 became effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of September 30, 2008, the Company does not have any derivative instruments and does not expect SFAS No. 161 to have a material impact on the Company’s results from operations or financial position.
In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company does not believe the impact of adopting FSP FAS 142-3 will have a material effect on the Company’s financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the requirements of EITF Issue No. 07-5 and the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and cash flows.
NOTE 3 — ACQUISITIONS
In October 2007, the Company acquired all of the outstanding stock of CFS from the Greinke Business Living Trust, Frank P. Greinke as Trustee, in exchange for 24,641,276 shares of common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. Accompanying the CFS acquisition was a fuels supply agreement with a related party which provided the Company with access to new supply markets. In addition, this agreement provided for more favorable payment terms than are normally available in most other markets. During the nine months ended September 30, 2008, the Company completed the final purchase allocation for the CFS acquisition resulting in an increase to goodwill and a decrease to property, plant, and equipment of $1.4 million.
Effective July 1, 2007, the Company acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2.4 million plus inventory and net receivables of $0.3 million. The cost was financed through the acquisition term loans. The propane business serves the wholesale and retail markets including a large number of residential customers. It is a seasonal business which peaks during the winter months with reduced sales volumes during the warmer seasons.
The Company acquired the assets of Reamax Oil Company, Inc. (“Reamax”), an Arizona fuel and lubricant distributor in May 2007. The total purchase price of $9.4 million was paid with $7.4 million in cash, a $1.5 million note payable and 384,616 shares of our common stock to the seller. During the nine months ended September 30, 2008, the Company completed the final purchase allocation for the Reamax acquisition resulting in an increase to goodwill and a decrease to property, plant, and equipment of $0.2 million.

On March 1, 2007, three cardlock facilities in Lubbock, Texas, were purchased from a third party. The asset purchase price was $0.3 million plus inventory of $50,000 and receivables of $0.2 million.
On February 1, 2007, the Company acquired nine cardlock facilities from Your Pumps, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1.3 million plus inventory of $39,000. Goodwill of $0.4 million had been recorded and during the nine months ended September 30, 2008, an impairment of that goodwill was recorded in the amount of $0.3 million.
NOTE 4 — SELECTED BALANCE SHEET COMPONENTS
Asset Held for Sale
In October 2008, the Company completed the sale of a building located in Texas for $0.6 million in cash. During the nine months ended September 30, 2008, the Company wrote down the value of the asset to its fair value at September 30, 2008 of $0.6 million and recognized an impairment on the asset of $0.05 million, which was recorded as a loss on disposal of assets in the consolidated statement of operations . At September 30, 2008, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the building is classified as an asset held for sale in the consolidated balance sheet.
Accrued and Other Current Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Payroll and benefits	$3,420	$1,958

Sales and motor vehicles fuel tax	1,511	1,406

Interest	582	533

Dividend	249	246

Other	662	612

	$6,424	$4,755

NOTE 5 — DEBT PAYABLE
The Company’s debt payable is summarized as follows (in thousands):

	September 30,	December 31,
	2008	2007
Long-term debt	$69,928	$68,655

Term loans	7,047	8,171
2004 term loan payable to a bank	2,477	3,066
2005 term loan payable to a bank	734	867
Note payable to a supplier	54	214
Note payable to shareholder of Reamax Oil Company, Inc.	635	1,282
Other notes payable	1,561	1,901

Total long-term debt, other	12,508	15,501
Less current maturities	(3,547)	(3,605)

Long-term debt, other	$8,961	$11,896

In September 2007, and in connection with the restatement of the Company’s consolidated financial statements for December 31, 2006, and March 31, 2007, the revolving line of credit (the “Revolver”) was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus 0.5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option from LIBOR plus 1.75% to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) the Company’s continued compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition the credit facility also provided for certain term loan borrowing of up to $20.0 million. An initial term loan of $5.0 million, which was advanced at closing, and a $1.0 million term loan, which was subsequently funded, are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2.0 million that were paid off from the $6.0 million proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14.0 million. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option and are secured by the general assets of the Company.
On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10.0 million increase in the revolving line of credit to a total of $80.0 million; and (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to the Company’s failure to comply with the fixed charge coverage ratio financial covenant under the Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant in consideration of the lender’s forbearance. In lieu of compliance with the fixed charge coverage ratio financial covenant, during the forbearance period the Company was required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period the Company was required to provide the lender with certain reports, projections and management’s analysis of financial position, daily borrowing base certifications and weekly cash flow projections.

As consideration for the Forbearance Agreement and Third Amendment, the Company agreed to pay the lender aggregate fees of $50,000 for the temporary increase in the revolving line of credit. In addition, in consideration of the lender’s forbearance, the Company agreed to pay additional interest of 60 basis points (0.6%) on borrowings during the forbearance period.
On March 28, 2008, the Company entered into a Fourth Amendment to the Revolver which replaced the Forbearance Agreement and waived the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remained at $80.0 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20.0 million to $9.0 million. In addition, the Fourth Amendment provided for the ability to increase the total Revolver in the agreement from $89.0 million to $125.0 million.
On April 14, 2008, the Company issued a promissory note for up to $5.0 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 in the total amount of $6.5 million, and at the end of the second quarter 2008, the outstanding loan balance was $5.0 million. The note was repaid in full on July 23, 2008.
On April 18, 2008, the Company entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase was tied to a sale within sixty days of a life insurance policy owned by the Company on a former Company executive. At the time of the amendment, the insurance policy had a current cash surrender value of $2.9 million. As consideration for the amendment, the Company paid an amendment fee of $0.1 million. On July 5, 2008, the Company entered into a loan agreement with John Hancock Life Insurance Company whereby the Company obtained a loan of $2.9 million against the cash surrender value of the life insurance policy. The lender approved the making of this loan and released the life insurance collateral from the collateral held by the lender. The proceeds of the loan were used to reduce the revolving credit loan from the lender.
On April 30, 2008, the Company notified the lender that the Company had failed to meet the EBITDA covenant required by the loan agreement and that the Company was in technical default of the agreement. On July 10, 2008, the Company entered into a Forbearance Agreement and Sixth Amendment to the loan agreement with the lender whereby the lender agreed to forbear exercising its rights under the loan agreement. The forbearance agreement included a provision whereby the Greinke Personal Living Trust could join the lender as a secured lender in the amount of $5.0 million. The forbearance agreement also included a provision to allow the aggregate revolving line of credit commitments to increase from $80.0 million to $85.0 million. As consideration for the forbearance agreement, the interest rate during the forbearance period was increased by 200 basis points (2.0%) as provided for in the loan agreement. On July 23, 2008, the Greinke Personal Living Trust contributed $5.0 million to the lender and became a secured lender to the Company. As a result of this contribution, the total commitments by the lender under the agreement increased from $80.0 million to $85.0 million.
On August 8, 2008, the Company entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The seventh amendment also included other provisions including an increase in the interest rates on the revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5.0 million to $3.0 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that the Company reduce its over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis. The Company was in compliance with the covenant requirements as of September 30, 2008. However, the administrative requirement regarding the reduction of our over-90 day accounts receivable was not satisfied but does not constitute an event of default under the revolver.
The 2004 term loan matures in November 2009 and is payable in monthly principal installments of $0.1 million plus interest at prime (5.0% at September 30, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel — Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements.

The 2005 term loan matures in October 2010 and is payable in monthly principal payments of $15,000 plus interest at prime (5.0% at September 30, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company.
The note payable to a supplier is a Business Development Fund Agreement (“BDF Agreement”). The note is unsecured, retired in annual amounts of $0.2 million through December 2008 and is subject to provisions of the BDF Agreement. This annual retirement is achieved by the Company meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the BDF Agreement.
The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $0.1 million, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $0.2 million. The note is guaranteed by the Company.
Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years and bear interest at rates of 8.9%, 8.99% or Wall Street Journal prime (5.0% at September 30, 2008) plus 1.0% or 1.5%, with monthly principal and interest payments aggregating $50,000 and are collateralized by the vehicles, equipment and building purchased.
Aggregate maturities of long-term debt for the twelve month periods ended September 30, are as follows (thousands):

2009	$3,547
2010	3,932
2011	2,357
2012	69,992
2013	1,529
Thereafter	1,079

Total long-term debt	$82,436

NOTE 6 — ASSET RETIREMENT OBLIGATIONS
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
A summary of asset retirement obligation activity for the nine-month periods ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	2008	2007
Asset retirement obligation, January 1	$184	$172
Accretion expense	10	9

Asset retirement obligation, September 30	$194	$181

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Environmental remediation-related expenses are a regular cost of operating the Company’s business. At September 30, 2008, the Company continues its cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of state cleanup funds in which the Company participates and environmental liability insurance carried by the Company.

NOTE 8 — EARNINGS PER SHARE INFORMATION
The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:

Net income (loss)	$75	$(1,844)	$(3,981)	$(1,759)

Cumulative preferred stock dividend	$253	$252	$748	$760

Net loss available to common stockholders	$(178)	$(2,096)	$(4,729)	$(2,519)

Denominator:

Denominator for basic and diluted earnings per share - weighted average number of common shares	40,269	14,794	40,236	14,330

Net loss per share available to common stockholders:
Basic and diluted	$—	$(0.14)	$(0.12)	$(0.18)

     For the three and nine months ended September 30, 2008, options to purchase approximately 1,910,500 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.
     For the three and nine months ended September 30, 2007, options to purchase approximately 1,989,666 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.
     For the three and nine months ended September 30, 2008, 2,411,667 warrants to purchase the Company’s common stock were excluded from the computation of diluted net income per share as all warrants outstanding were anti-dilutive.
     For the three and nine months ended September 30, 2007, 2,820,000 warrants to purchase the Company’s common stock were excluded from the computation of diluted net income per share as all warrants outstanding were anti-dilutive.
     Because the effect would be anti-dilutive, conversion of preferred stock is not included in the EPS denominator calculation.
NOTE 9 — STOCKHOLDERS’ EQUITY
Preferred Stock
The series A cumulative convertible preferred stock (“Series A”) is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company may pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date.

For the nine month period ended September 30, 2008, $0.5 million of dividends were paid in cash and as of September 30, 2008, $0.2 million of dividends were accrued, and were paid in cash in October 2008.
For the nine month period ended September 30, 2007, dividends were paid to preferred stockholders in the form of common stock: 186,864 shares of common stock were issued in January 2007, and 161,006 shares in April 2007. In July 2007, $0.3 million of dividends were paid in cash and as of September 30, 2007, $0.3 million of dividends were accrued, and were paid in cash in October 2007.
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
Financial covenants related to the Series A preferred stock include a limitation on the aggregate amount of term debt incurred by the Company. The limitation on the term debt is defined as the greater of $25.0 million or 3.5 times adjusted trailing twelve months EBITDA, as defined, calculated on a quarterly basis. The Company was in compliance at September 30, 2008.
Stock Warrants
During the nine months ended September 30, 2008, a warrant to purchase 208,333 shares of the Company’s common stock was exercised at a price of $1.50 per share.
Warrants outstanding for the purchase of common stock as of September 30, 2008, are as follows:

Number of	Exercise
Warrants	Price	Expiration
350,000	$2.00	2009
1,093,333	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011
2,411,667

All outstanding warrants have been issued to investors or financial advisors.
Stock Options
Summary of stock options outstanding and changes during the nine months ended September 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise Price	Term	Intrinsic
	Shares	Per Share	(In Years)	Value
Outstanding at January 1, 2008	2,038,166	$1.48
Granted	550,000	0.96
Exercised	—	—
Forfeited	(677,666)	1.53

Outstanding at September 30, 2008	1,910,500	1.31	8.3	$—

Vested and expected to vest in the future	1,204,667	1.31	8.0	$—

Exercisable	979,667	1.46	7.5	$—

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock options granted:

	Nine Months Ended September 30,
	2008	2007
Expected average life of option	6.0 years	5.0 to 6.5 years
Risk-free interest rate	2.71% to 3.18%	3.84% to 4.37%
Expected volatility	41.93% to 44.85%	26.03%
Expected dividend yield	—	—
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
The weighted average grant-date fair value of options granted for the nine month period ended September 30, 2008 was $0.43 per share. For the nine month period ended September 30, 2008, $0.2 million of share-based compensation cost was recognized, and as of September 30, 2008, the total unrecognized compensation cost related to unvested stock options was approximately $0.5 million which is expected to be recognized over a weighted average period of 1.4 years. There are approximately 475,000 shares of common stock available for future issuance, as of September 30, 2008.
The following table summarizes stock option information as of September 30, 2008:

		Weighted Average
		Remaining
		Contractual Life	Options
Exercise Price	Options Outstanding	(In years)	Exercisable
$0.55	100,000	10.0	—
$0.70	150,000	10.0	—
$1.05	200,000	8.9	66,667
$1.22	300,000	9.5	50,000
$1.47	440,828	7.0	440,828
$1.50	320,500	7.4	233,000
$1.53	100,000	8.5	50,000
$1.58	200,000	8.8	66,667
$1.67	40,000	8.8	13,333
$1.69	59,172	7.0	59,172

	1,910,500	8.3	979,667

Restricted Stock Awards
Restricted stock awards are grants that entitle the holder to acquire shares of restricted common stock at a fixed price, which is typically nominal. The restricted stock awards typically vest 50% on the six month anniversary of the grant date and the remaining 50% on the one year anniversary of the grant date or on a graded vesting schedule over three years of service. A summary of unvested restricted stock awards as of September 30, 2008 and changes during the nine month period ended September 30, 2008 are presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2008	115,000	$1.20
Issued	292,192	$.84
Vested	(129,692)	$1.11

Unvested at September 30, 2008	277,500	$.86

For the nine month period ended September 30, 2008, $0.2 million of share-based compensation cost was recognized, and as of September 30, 2008, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $0.2 million which is expected to be recognized over a weighted average period of 2.0 years.
NOTE 10 — INCOME TAXES
During the nine months ended September 30, 2008, the Company recognized approximately $1.7 million of income tax benefit representing a 30% effective tax rate. The Company recognized approximately $1.0 million of income tax benefit representing a 36% tax rate for the nine months ended September 30, 2007.
NOTE 11 — CONCENTRATION OF CREDIT RISK
Accounts receivable potentially subject the Company to concentrations of credit risk. This risk is limited due to the large numbers of customers and their dispersion across agricultural, oilfield and general commercial industries. Additionally, the Company has limited concentrations of credit risk due to our operations occurring across the various geographical regions of west and east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California. The Company maintains its cash balances at several financial institutions located in those states, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.
NOTE 12 — TRANSACTIONS WITH RELATED PARTIES
The Company purchases bulk fuels from a company in which its Chairman of the Board owns 100% interest. Billings from this company aggregated approximately $136.4 million and $1.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. Additionally, interest expense related to payments of these billings totaled $0.4 million for the nine months ended September 30, 2008 and no interest expense for the same period in 2007. The Company hauls bulk fuels for hire for this same company and billings to this company aggregated $0.3 million and $19,000 during the nine month periods ended September 30, 2008 and 2007, respectively.
In connection with the acquisition of CFS in October 2007, the Company utilizes management and accounting services from this same company. Under the terms of the Transition Services Agreement, the Company was billed $0.8 million during the nine months ended September 30, 2008. CFS leases real property on which its cardlocks are located from another company in which our Chairman of the Board owns 100% interest. For the nine months ended September 30, 2008, payments aggregated $0.3 million for such rents. The same company owns a residence that the Company utilizes for visiting executives. Payments aggregated $19,000 for the nine month periods ended September 30, 2008. There were no payments to this company for the nine months ended September 30, 2007. Additionally, for the nine months ended September 30, 2008, $43,000 of interest was paid to the personal living trust of the Company’s Chairman of the Board, in connection with the $5.0 million promissory note issued to the Greinke Personal Living Trust.
The Company purchases electricity from a company in which its Vice-Chairman has a 15% interest. Payments for electricity to this company approximated $0.1 million for each of the nine month periods ended September 30, 2008 and 2007.
The Company utilizes aviation services from two companies of which its Vice-Chairman owns 100% and 50% respectively. Payments to these two companies aggregated approximately $0.1 million for each of the nine month periods ended September 30, 2008 and 2007.
The Company sells fuel to two companies in which its Vice-Chairman and former President own interests of less than 10%. Sales aggregated $1.6 million and $1.2 million to these companies for the nine month periods ended September 30, 2008 and 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
The statements in this discussion that are not historical facts are “forward-looking statements” within the meaning of Section 21(-E-) of the Exchange Act of 1934, as amended. The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, levels of oil and gas drilling and general industrial activity in our area of operations, the price of our products, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. With respect to forward-looking statements in this discussion, we claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.
Overview
United Fuel & Energy Corporation is one of the largest distributors of fuel and lubricant products to customers in markets in the western, southwestern and south central United States. We also have public and private unmanned cardlock refueling operations. We distribute and sell products to a diverse base of industrial, commercial and residential customers. As of September 30, 2008, we operated 82 public and private cardlock sites and 18 branch offices.
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
Debt Refinancing
Refer to the Liquidity and Capital Resources portion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
Our significant accounting policies are described in Note 1 to the consolidated financial statements for the year ended December 31, 2007, included in the our audited annual report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and any related disclosures of contingent assets and liabilities as of the date of the financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and are based on historical experience, terms of existing contracts, industry trends and other appropriate assumptions. Actual results may differ from these estimates under different assumptions or conditions. We consider such policies to be the most critical to understanding the judgments that are involved and the uncertainties that could impact our results of operations, financial condition and cash flows.
Acquisitions
In October 2007, we acquired all of the outstanding stock of Cardlock Fuels System, Inc. (“CFS”), from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of our common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. They are the largest independently-owned commercial fuelling network in California. The CFS acquisition is the largest acquisition that we have made. It should add annual volumes of approximately 80 million gallons, annual sales of approximately $200.0 million and approximately $32.0 million in assets. Accompanying the CFS acquisition was a fuels supply agreement with a related party which provided us with access to new supply markets. In addition, this agreement provided for more favorable payment terms than are normally available to us in most other markets.
Effective July 1, 2007, we acquired substantially all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. The total purchase price was $2.4 million plus inventory and net receivables of $0.3 million. The cost was financed through the acquisition term loans. The propane business serves the wholesale and retail markets including a large number of residential customers.
We acquired the assets of Reamax Oil Company, Inc., an Arizona fuel and lubricant distributor in May 2007. The total purchase price of $9.4 million was paid with $7.4 million in cash, a $1.5 million note payable and 384,616 shares of our common stock to the seller.
On March 1, 2007, we purchased three cardlock facilities in Lubbock, Texas, from a third party. The asset purchase price was $0.3 million plus inventory of $50,000 and receivables of $0.2 million.
On February 1, 2007, we acquired nine cardlock facilities from Your Pump, Inc. in the Tyler/Kilgore/Marshall area of east Texas. The asset purchase price was $1.3 million plus inventory of $39,000. Goodwill of $0.4 million had been recorded and, as of September 30, 2008, an impairment of that goodwill was recorded in the amount of $0.3 million.

Commitments and Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of September 30, 2008.
Results of Operations
The following table sets forth our revenue and operating expenses for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$228,686	$96,836	$675,755	$260,185
Other	2,320	522	4,606	2,802

Total revenue	$231,006	$97,358	$680,361	$262,987

Cost of sales	$211,835	$87,574	$630,449	$230,998

Gross profit	$19,171	$9,784	$49,912	$31,989

Operating	$9,393	$6,435	$24,198	$17,571
General and administrative	5,848	4,259	23,590	11,633
Depreciation, amortization and accretion	938	712	2,746	1,905

Total expenses	$16,179	$11,406	$50,534	$31,109

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Sales and other revenues. Sales and other revenues increased by $133.6 million, or 137.3% , during the three months ended September 30, 2008, compared to the corresponding period in 2007. The increase was largely due to an increase in sales volumes of 24.9 million gallons, primarily from the acquisition of CFS. In addition, the average price of products sold increased from $2.60 per gallon in the third quarter of 2007 to $3.66 per gallon in the third quarter of 2008.
Cost of sales and gross profit. Cost of sales increased by $124.3 million, or 141.9% to $211.8 million, during the three months ended September 30, 2008, as compared to the corresponding period in 2007, due primarily to the large increase in volume as mentioned above and an increase in average unit cost. Average unit cost increased by $1.06 or 45.4% to $3.39 from $2.33 during the three months end September 30, 2008 and 2007, respectively. Gross profit increased by $9.4 million or 95.9%, to $19.2 million in 2008 from $9.8 million in 2007. Gross profit as a percentage of sales decreased to 8.3% in 2008 from 10.0% in 2007.

Operating expenses. Operating expenses increased by $3.0 million or 46.0%, during the three months ended September 30, 2008, from the same period in 2007. The increase was a result of expenses related to the cardlock acquisitions. Increased operating expenses were in the categories of personnel costs, truck expenses and fuel costs. Operating expenses per gallon sold increased to $0.20 for the three months ended September 30, 2008, from $0.15 for the corresponding period in 2007.
General and administrative expenses. General and administrative expenses increased $1.6 million or 37.3% during the three months ended September 30, 2008, from the same period in 2007. General and administrative expenses increased due to added costs of personnel, facilities costs and travel attributed to the acquisitions completed in 2007.

Interest and amortization of debt issuance costs. Interest expense was $2.1 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $0.8 million as compared to the corresponding period in 2007 is attributed to an increase in the average daily revolver loan balances and time outstanding for certain term loan debt originally entered into during 2007. The average amounts of applicable interest bearing debt during the three months ended September 30, 2008 and 2007, were $87.1 million and $66.1 million, respectively. Amortization of debt issuance costs increased $0.2 million for the three months ended September 30, 2008 as compared to the corresponding period in 2007 due to time outstanding for debt originally entered into during the last six months of 2007.

Other income (loss), net. Other income (loss), net was $0.2 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. The increase in other income as compared to the corresponding period in 2007 is attributed to an increase in customer related finance charges, redevelopment funds income, and an increase in income from a joint venture as a result of acquisitions completed in 2007 offset by loss on disposal of assets.
Income tax expense (benefit) Income tax expense of $0.7 million for the three months ended September 30, 2008, increased from income tax benefit of $1.1 million for the corresponding period in 2007. The increase is due to a pretax income of $0.8 million for 2008 compared to pretax loss of $2.9 million for 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Sales and other revenues. Revenues increased by $417.4 million, or 158.7%, during the nine months ended September 30, 2008, compared to the corresponding period in 2007. This change was primarily due to a 89.8% increase in sales volumes or 93.7 million gallons mainly attributed to acquisitions. In addition, the average price of products sold increased $0.92 or 36.7% from $2.49 per gallon for the nine months ended September 30, 2007 to $3.41 per gallon for the same period in 2008.
Cost of sales and gross profit. Cost of sales increased by $399.5 million, or 172.9% to $630.5 million, during the nine months ended September 30, 2008, as compared to the corresponding period in 2007, due primarily to the large increase in volume as mentioned above and an increase in average unit cost. Average unit cost increased by $0.97 or 43.8% to $3.18 from $2.21 during the nine months end September 30, 2008 and 2007, respectively. Gross profit increased by $17.9 million or 56.0%, to $49.9 million in 2008 from $32.0 million in 2007. Gross profit as a percentage of sales decreased to 7.3% in 2008 from 12.2% in 2007. The lower percentage results from the much higher unit price of petroleum products in the first half of 2008. Gross profit per gallon decreased $0.05 to $0.23 from $0.28, or 18.2% as compared to the same period in 2007 primarily as a result of narrower cardlock margins during the first nine months of the year and the increase sales of wholesale propane which, received a much lower margin than other products.
Operating expenses. Operating expenses increased by $6.6 million or 37.7%, during the nine months ended September 30, 2008, from the same period in 2007. The growth in operating expenses is primarily a result of the acquisitions made during 2007. These acquisitions added significant personnel expenses, transportation expenses and facilities expenses. Operating costs per gallon during the nine months ended September 30, 2008 was $0.12 as compared to $0.17 for the same period in 2007, as a result of increased volumes.

General and administrative expenses. General and administrative expenses increased $12.0 million, or 102.8% during the nine months ended September 30, 2008, from the same period in 2007. A majority of the increased general and administrative expenses related to added costs of personnel, facilities costs and travel attributed to the acquisitions completed in 2007. The CFS acquisition added $2.8 million to general and administrative expenses in the first nine months of 2008. In addition, general and administrative expenses during the nine months ended September 30, 2008 included several special items, including $4.3 million to provide for expected losses related to a large portion of the over 90-day accounts receivable, and a severance payment to the former CEO totaling approximately $0.6 million, an impairment of goodwill related to closed cardlock facilities from the Your Pump, Inc. acquisition totaling $0.3 million, and an increase of $1.3 million attributed to legal, consulting, accounting and temporary staff services as compared to the same period in 2007.

Interest and amortization of debt issuance costs. Interest expense increased $2.0 million to $5.6 million from $3.6 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense as compared to the corresponding period in 2007 is attributed to an increase in the average daily revolver loan balances and time outstanding for certain term loan debt originally entered into during 2007. The average amounts of applicable interest bearing debt during the nine months ended September 30, 2008 and 2007, were $93.1 million and $56.4 million, respectively. Amortization of debt issuance costs increased $0.2 million for the nine months ended September 30, 2008 as compared to the corresponding period in 2007 due to time outstanding for debt originally entered into during the last six months of 2007.
Other income (loss), net. Other income (loss), net increased $0.8 million to $1.1 million from $0.3 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in other income as compared to the corresponding period in 2007 is attributed to an increase of $1.1 million due to increase in customer related finance charges, redevelopment funds income, and an increase in income from a joint venture as a result of acquisitions completed in 2007 offset by $0.3 million loss on disposal of assets.
Income tax expense (benefit) Income tax benefit of $1.7 million for the nine month period ended September 30, 2008, increased from income tax benefit of $1.0 million for the corresponding period in 2007. The increase is due to a pretax loss of $5.7 million for 2008 compared to pretax loss of $2.7 million for 2007.
Liquidity and Capital Resources
General
Our primary sources of capital and liquidity are borrowings and credit from our product supplier, which provide the necessary cash for operations, organic growth, asset acquisitions and regular recurring capital expenditures.
The cost of our products is largely dependent on the price of crude oil. Sudden and significant increases in the cost of fuel and lubricant products may result in us not being able to pass these costs through to our customers on a timely basis and could have a negative impact on our margins of profit. Most of our debt is subject to interest at floating rates and as a result, increases in interest rates will have a negative effect on our costs of borrowed funds. These factors have, and will continue to have, a material impact on our operating, investing and financing cash flows.
During the first nine months of 2008, world-wide crude oil prices reached all-time highs. Consequently, our cost of purchased product increased substantially, and our sales prices were increased accordingly. However, since payment terms for product purchases have historically been much shorter than traditional payment terms from customers, we experienced a substantial tightening of available capital. In addition, we increased our credit lines with our various suppliers to assure the continued availability of fuel.
In response to these unprecedented market conditions, we took a number of steps. First, beginning early in April 2008, we changed our payment terms with our fuel customers from the historical level of net 30 days to a future level of net 15 day terms. This change in payment terms has resulted in an improvement in cash flow. Second, we began enforcing more strictly our credit limits with all of our customers and has increased our credit and collections staff. Third, we examined our geographic footprint and our customer base and took steps to rationalize both aspects of our business to improve operating efficiency and profit margins. This rationalization effort may result in some loss of volume. However, management believes that overall profitability will improve. In addition, we increased the available credit on our revolver from $80.0 million to $85.0 million to allow for additional borrowing capacity.
Net Cash Used In Operating Activities
Net cash used in operating activities amounted to $3.0 million for the nine months ended September 30, 2008, as compared to $3.8 million for the corresponding period in 2007, resulting in a decrease of cash used in operating activities of $0.8 million. Net loss for the nine months ended September 30, 2008, was $4.0 million, an increase of $2.2 million from net loss of $1.8 million for the same period in 2007. The noncash items of depreciation, amortization and accretion, noncash stock compensation, deferred income taxes, bad debt expense, goodwill impairment and loss on disposal of assets, increased by $4.8 million for the nine months ended September 30, 2008, from the nine months ended September 30, 2007, primarily related to the increase in bad debt expense of $4.3 million in 2008. Changes in operating assets and liabilities decreased cash flows by $6.6 million for the nine months ended September 30, 2008, as compared to $4.8 million for the same period in 2007.

Net Cash Used in Investing Activities
Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2008, and $17.1 million for the same period in 2007, a net change of $15.7 million. The decrease is primarily due to the decrease in cash used related to acquisition spending which was zero for the nine months ended September 30, 2008 and $12.0 million for the same period in 2007. Cash expenditures for property, plant and equipment for the nine month period ended September 30, 2008, totaled $1.5 million as compared to $5.0 million for the same period in 2007. Proceeds from the sale of equipment was $0.1 million for the nine months ended September 30, 2008 and there were no proceeds from the sale of equipment for the same period in 2007.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2008, as compared to $17.5 for the same period in 2007, a decrease of $16.5 million. The decrease is primarily due to the reduction of new debt for the nine months ended September 30, 2008 as compared to the same period in 2007 resulting from the acquisitions made during the 2007 period. During the nine months ended September 30, 2008, we increased net borrowing by $1.3 million under our revolving credit facility and repaid net $3.0 million of our notes payable. We received proceeds of $0.3 million, net of issuance costs, for the exercise of a warrant to purchase 208,333 shares of common stock during the nine months ended September 30, 2008.
In September 2007, and in connection with the restatement of our consolidated financial statements for December 31, 2006, and March 31, 2007, the Revolver was amended. The amendment maintained the existing maturity date of September 30, 2012, and the existing base rate for interest of prime plus 0.5%. However, the amendment provided for (i) an increase in the LIBOR interest rate option from LIBOR plus 1.75% to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) us to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement. In addition, the credit facility also provided for certain term loan borrowing of up to $20.0 million, an initial term loan of $5.0 million, which was advanced at closing, and a $1.0 million term loan, which was subsequently funded. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14.0 million. The acquisition term loan provided for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option and are secured by the general assets of the Company.
On December 28, 2007, we and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10.0 million increase in our revolving line of credit to a total of $80.0 million; and (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under our Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for us in consideration of our lender’s forbearance. In lieu of our compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we were required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide our lender with certain reports, projections and management’s analysis of our financial position, daily borrowing base certifications, and weekly cash flow projections.
As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay our lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of our lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on our borrowings during the forbearance period.
On March 28, 2008, we entered into a Fourth Amendment to the Revolver which replaced the Forbearance Agreement and waived the previous events of default. Under the Fourth Amendment, the amount provided for in the Revolver remained at $80.0 million subject to an availability block of $7.5 million. The amount available for term loans was reduced from $20.0 million to $9.0 million. However, we believe that the amended agreement will provide for our projected term loan needs. In addition, the Fourth Amendment provided for the ability to increase the total Revolver in the agreement from $89.0 million to $125.0 million.

On April 18, 2008, we entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase was tied to a sale within sixty days of a life insurance policy owned by us on a former executive. At the time of the amendment, the insurance policy had a current cash surrender value of $2.9 million. As consideration for the amendment, we paid an amendment fee of $0.1 million. On July 5, 2008, we entered into a loan agreement with John Hancock Life Insurance Company whereby we obtained a loan of $2.9 million against the cash surrender value of the life insurance policy. The lender approved the making of this loan and released the life insurance collateral from the collateral held by the lender. The proceeds of the loan were used to reduce the revolving credit loan from the lender.
On April 14, 2008, we issued a promissory note for up to $5.0 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 and at the end of the second quarter of 2008, the outstanding loan balance was $5.0 million. The note was repaid in full on July 23, 2008.
On April 30, 2008 we notified the lender that we had failed to meet the EBITDA covenant required by the loan agreement and that we were in technical default of the agreement. On July 10, 2008, we entered into a Forbearance Agreement and Sixth Amendment to the loan agreement with the lender whereby the lender agreed to forbear exercising its rights under the loan agreement. The Forbearance Agreement included a provision whereby the Greinke Personal Living Trust could join the lender as a secured lender in the amount of $5.0 million. The Forbearance Agreement also included a provision to allow the aggregate revolving line of credit commitments to increase from $80.0 million to $85.0 million. As consideration for the Forbearance Agreement, the interest rate during the forbearance period was increased by 200 basis points (2%) as provided for in the loan agreement. On July 23, 2008, the Greinke Personal Living Trust contributed $5 million to the lender and became a secured lender to us. As a result of this contribution, the total commitments by the lender under the agreement increased from $80.0 million to $85.0 million.
On August 8, 2008, we entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The Seventh Amendment also included other provisions including an increase in the interest rates on the revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5.0 million to $3.0 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that we reduce our over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis. We were in compliance with the covenant requirements as of September 30, 2008. However, the administrative requirement regarding the reduction of our over-90 day accounts receivable was not satisfied but does not constitute an event of default under the revolver.
The 2004 term loan payable to a bank matures in November 2009 and is payable in monthly principal installments of $0.1 million plus interest (5.0% at September 30, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel — Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with our Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The balance at September 30, 2008, was $2.5 million.
The 2005 term loan payable to a bank matures in October 2010 and is payable in monthly principal payments of $15,000 plus interest at prime (5.0% at September 30, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by us. The balance at September 30, 2008, was $0.7 million.
The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $0.1 million, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $0.2 million. The note is guaranteed by us. The balance at September 30, 2008, was $0.6 million.

Part of our long term business plan is to grow our business through acquisitions. Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. We are in discussions with potential acquisition targets from time to time. Management believes that we have adequate resources to meet our obligations for the next twelve months.
Stock options were issued to employees and officers in 2008 and prior years. As of September 30, 2008, there were 1,910,500 options outstanding at a weighted average exercise price of $1.31 per share. Options exercisable as of September 30, 2008, were 979,667.
At September 30, 2008, there were warrants outstanding to purchase 2,411,667 shares of common stock at a weighted average price of $1.65, with expiration dates of 2009 through 2011.
Capital Expenditures
During the nine months ended September 30, 2008, we had capital expenditures of approximately $1.5 million which were used to purchase various business assets. We expect to fund future equipment expenditures from a combination of cash flow from operations, borrowings and leasing arrangements.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) Nos. 157-1 and 157-2, and proposed FSP No. 157-c to amend SFAS No. 157. FSP No. 157-1 clarifies the exclusion of SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
In October 2008, the FASB issued FSP No. 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value when the market for that asset is not active and modified the example related to Level 3 of inputs. Our adoption of SFAS No. 157 did not have an impact on our consolidate financial statements. We are currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements, which will become effective on January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 became effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of September 30, 2008, we do not have any derivative instruments and do not expect SFAS No. 161 to have a material impact on our results from operations or financial position.
In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. We do not believe that the impact of adopting FSP FAS 142-3 will have a material effect on our financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Priniciples.” We are currently evaluating the impact of SFAS No. 162, but do not expect the adoption of this pronouncement will have a material impact on our financial statements.
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders” equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We are currently evaluating the potential impact that EITF Issue No. 07-5 may have on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective because of certain material weaknesses described below.
A material weakness in internal control over financial reporting (as defined in paragraph A7 of Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.
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
During 2007 and continuing in the first three quarters of 2008, we experienced significant turnover in the finance and accounting staff. This turnover resulted in considerable loss of knowledge related to our operations and accounting processes and procedures. In addition, we changed credit card service providers for our cardlock operations and acquired three new businesses. These significant events impacted the routine execution of accounting procedures and processes and resulted in a higher level of accounting anomalies. To address these matters, we have continued to recruit and hire accountants into the Company. In addition, we have continued to supplement the staff with contract consultants. The difficulty in retaining qualified accountants at our former headquarters in Midland, Texas, is one of the contributing factors for management deciding to relocate the corporate headquarters to Orange, California. A new Chief Financial Officer was hired in September 2008, and the headquarters were relocated in October 2008.
In light of the material weaknesses in our internal control over financial reporting, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance to GAAP. We added additional management review processes to cash reconciliation procedures, accounts payable and accounts receivable reconciliation procedures, and we strengthened the procedures in the inventory reconciliation process in order to improve overall controls over cardlock sales. In addition, we will commence in the fourth quarter of 2008 a project to document accounting policies and procedures company-wide to help ensure routine accounting functions are properly performed.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than ordinary routine litigation incidental to our business, there is no material pending legal proceeding to which we are, or any of our subsidiaries is, a party or of which any of our or our subsidiaries’ property is the subject as of September 30, 2008.
ITEM 1A. RISK FACTORS
We have added the following risk factor. There have been no other significant changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.
The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business. For example, in September 2008, the Federal Deposit Insurance Corporation (FDIC) took extraordinary action to facilitate the sale of Wachovia Corporation, one of the lenders under our credit facility, in an orderly fashion to mitigate potential market disruptions that could have resulted from its failure. The financial crisis could have an impact on our ability to obtain future borrowings under our credit agreement if our lenders are forced into receivership or file for bankruptcy or are otherwise unable to perform their obligations.
Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors over which we exert no control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders, our suppliers, or our customers, which could have a negative effect on our results of operations.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005).

2.2	Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (Incorporated by reference from our Form 8-K filed on March 8, 2005).

2.3	Asset Purchase Agreement, dated February 1, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (for the purpose of agreeing to execute an unconditional guaranty) (Incorporated by reference from our Current Form 8-K filed on February 3, 2006).

2.4	Addendum to the Asset Purchase Agreement, dated March 10, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

2.5	Asset Purchase Agreement, dated February 28, 2007, by and among Eddins-Walcher Company, a Texas corporation, Reamax Oil Company, Inc., an Arizona corporation, Wayne Transportation, Inc., an Arizona corporation, Harry Wayne Monasmith, Jr., an individual, and Relynn G. Monasmith, an individual (Incorporated by reference from our Form 8-K filed on March 6, 2007).

2.6	Agreement and Bill of Sale, dated May 31, 2007, by and among United Fuel & Energy Corporation, a Texas corporation, Propane Direct, LLC, an Oklahoma limited liability company, and each of its members (Incorporated by reference from our Form 8-K filed on June 6, 2007).

2.7	Mutual Stock Purchase Agreement dated September 14, 2007, by and among United Fuel & Energy Corporation, Cardlock Fuels System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust (Incorporated by reference from our Form 8-K filed on September 18, 2007).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Annual Report on Form 10-kSB/A filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

Exhibit	Description

3.9	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company’s Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.4	Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company’s common stock (as defined therein) (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.5	Form of Warrants issued to Financial Advisors (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

4.6	Form of Registration Rights Agreement dated March 9, 2006 by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s common stock (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

4.7	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s Series A Preferred Stock (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.8	Form of Warrant issued to Sanders Morris Harris, Inc. (Incorporated by reference from our Form 8-K filed on May 1, 2006).

4.9	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.9 of our Form S-3 filed on June 23, 2006).

4.10	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.10 of our Form S-3 filed on June 23, 2006).

4.11	Stockholders Agreement dated October 5, 2007, by and among United Fuel & Energy Corporation, a Nevada corporation, Frank P. Greinke, Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999, Thomas E. Kelley, Falcon Seaboard Investment Company, L.P., and Charles McArthur (Incorporated by reference from our Form 8-K filed on October 11, 2007).

4.12	Registration Rights Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999 (Incorporated by reference from our Form 8-K filed October 11, 2007).

Exhibit	Description

10.1	Seventh Amendment to Second Amended and Restated Financing Agreement dated August 8, 2008, by and among The CIT Group/Business Credit, Inc., Wachovia Bank, N.A., PNC Bank, National Association, SunTrust Bank, The Greinke Personal Living Trust, Frank P. Greinke, Trustee, United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation (Incorporated by reference from our Form 8-K filed on August 11, 2008).

10.2	Employment Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.3	Incentive Stock Option Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.4	Restricted Stock Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.5	Indemnification Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herein

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED FUEL & ENERGY CORPORATION

November 14, 2008	by:	/s/ William C. Bousema

William C. Bousema, CPA
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005).

2.2	Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (Incorporated by reference from our Form 8-K filed on March 8, 2005).

2.3	Asset Purchase Agreement, dated February 1, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (for the purpose of agreeing to execute an unconditional guaranty) (Incorporated by reference from our Current Form 8-K filed on February 3, 2006).

2.4	Addendum to the Asset Purchase Agreement, dated March 10, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

2.5	Asset Purchase Agreement, dated February 28, 2007, by and among Eddins-Walcher Company, a Texas corporation, Reamax Oil Company, Inc., an Arizona corporation, Wayne Transportation, Inc., an Arizona corporation, Harry Wayne Monasmith, Jr., an individual, and Relynn G. Monasmith, an individual (Incorporated by reference from our Form 8-K filed on March 6, 2007).

2.6	Agreement and Bill of Sale, dated May 31, 2007, by and among United Fuel & Energy Corporation, a Texas corporation, Propane Direct, LLC, an Oklahoma limited liability company, and each of its members (Incorporated by reference from our Form 8-K filed on June 6, 2007).

2.7	Mutual Stock Purchase Agreement dated September 14, 2007, by and among United Fuel & Energy Corporation, Cardlock Fuels System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust (Incorporated by reference from our Form 8-K filed on September 18, 2007).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Annual Report on Form 10-kSB/A filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report of Form 10-K filed on December 31, 2005).

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

Exhibit	Description

3.9	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company’s Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.4	Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company’s common stock (as defined therein) (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.5	Form of Warrants issued to Financial Advisors (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

4.6	Form of Registration Rights Agreement dated March 9, 2006 by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s common stock (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

4.7	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s Series A Preferred Stock (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.8	Form of Warrant issued to Sanders Morris Harris, Inc. (Incorporated by reference from our Form 8-K filed on May 1, 2006).

4.9	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.9 of our Form S-3 filed on June 23, 2006).

4.10	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.10 of our Form S-3 filed on June 23, 2006).

4.11	Stockholders Agreement dated October 5, 2007, by and among United Fuel & Energy Corporation, a Nevada corporation, Frank P. Greinke, Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999, Thomas E. Kelley, Falcon Seaboard Investment Company, L.P., and Charles McArthur (Incorporated by reference from our Form 8-K filed on October 11, 2007).

4.12	Registration Rights Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999 (Incorporated by reference from our Form 8-K filed October 11, 2007).

Exhibit	Description

10.1	Seventh Amendment to Second Amended and Restated Financing Agreement dated August 8, 2008, by and among The CIT Group/Business Credit, Inc., Wachovia Bank, N.A., PNC Bank, National Association, SunTrust Bank, The Greinke Personal Living Trust, Frank P. Greinke, Trustee, United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation (Incorporated by reference from our Form 8-K filed on August 11, 2008).

10.2	Employment Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.3	Incentive Stock Option Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.4	Restricted Stock Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.5	Indemnification Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herein