Form 10-K
period 2008-12-31
UNITED FUEL & ENERGY CORP
filed 2009-04-06
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File No. 000-32473
UNITED FUEL & ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation)	91-2037688 (IRS Employer Identification No.)

1800 W. Katella Ave., Suite 102, Orange, California (Address of Principal Executive Offices)	92867 (Zip Code)
(714) 923-3010
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $10,142,196 based on the closing price of $1.00.
There were 40,895,822 shares of common stock of the Registrant outstanding as of March 19, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 2008.

UNITED FUEL & ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
Unless the context otherwise requires, the terms “United Fuel,” the “Company,” “we,” “us,” “our,” and “UFE” refer to United Fuel & Energy Corporation, a Nevada corporation together with its consolidated subsidiaries.

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

PART I
Item 1. Business
Company Overview
United Fuel & Energy Corporation (the “Company”) distributes fuel, including diesel gasoline, propane and lubricant products to customers in markets in the southwestern and south central United States. We also have public and private unmanned cardlock refueling operations. Our corporate headquarters are located at 1800 W. Katella Ave., Suite 102, Orange, CA 92867. Our general telephone number is (714) 923-3010 and our website address is www.ufeonline.com Our common stock is listed on the OTC Bulletin Board under the ticker symbol “UFEN.OB.”
We market our products and services under the established trade names of “Eddins-Walcher (EWC),” “Three D Oil (TDO),” “Clark Oil,” “Queen Oil,” “Ackerly Oil,” and “Reamax Oil.” In addition, Cardlock Fuels System, Inc. (“CFS”), our wholly owned subsidiary which we acquired in October 2007, operates under its own name. These trade names have a reputation in our industry as being leading service providers based on decades of operating history and experience, which we have attained through our acquisitions.
During the year ended December 31, 2008, we sold an aggregate of approximately 259 million gallons of product, consisting of approximately 224 million gallons of diesel and gasoline, 31 million gallons of propane and 4 million gallons of lubricants through our distribution system and cardlock operations.
We purchase fuel products from suppliers such as Alon, Southern Counties Oil Company, Northville, Holly and Valero, and lubricants from suppliers such as Shell, ConocoPhillips, and BP Castrol, as well as from CFS, which supplies our private label line of lubricants, and distribute these products to a variety of customers. During 2008, our sales revenue was derived from sales of products to over 18,000 customers across a variety of industries. In West Texas, our customer base is primarily associated with the oil fields and rigging support business. Sales revenues derived from our customers in this industry sector experience a direct correlation to the price of crude oil. In recent years, we have experienced a higher volume of business from these customers when the price of crude oil is above the range of $50.00 to $60.00 USD per barrel, based on current global economic factors and oil production costs, because it is at this price per barrel that the oil fields are most active and require more fuel and lubricant products from us. In our other geographic markets of Eastern New Mexico, Southeast Oklahoma, East Texas, Northern Arizona and Southern California and including sales to our cardlock customers, our sales revenues are derived from a broader range of businesses, primarily related to concentrations associated with real estate construction, auto dealerships, and general commercial and industrial companies. In the fourth quarter of 2008, we experienced decreased volumes in all geographic markets as a result of the sharp downturn in the U.S. economy and the decrease in crude oil prices.
Acquisition Activity
In June 2005, we acquired certain assets of Clark Oil Company used in the sale and distribution of bulk fuel and lubricant products, packaged lubricants and bobtail fuel deliveries in southern Oklahoma. In April 2006, we acquired certain assets of Queen Oil & Gas used in the distribution of bulk fuel and cardlock facilities in eastern New Mexico. In December 2006, we acquired the bulk fuel distribution assets of Ackerly Oil in West Texas. We acquired nine cardlock sites from Your Pump, Inc. in February 2007, six of which were closed down in 2008 as part of our consolidation efforts to contain costs, and three cardlock sites from another third party in March 2007. In May 2007, we purchased substantially all of the bulk fuel and cardlock operations of Reamax Oil Company, Inc. in northern Arizona. In July 2007, we purchased the assets of Propane Direct LLC, a propane distributor in central Oklahoma. In October 2007, we acquired all of the outstanding common stock of CFS, which operates 19 cardlock facilities in southern California, plus an interest in four cardlock joint ventures. On December 31, 2008, we sold substantially all of the assets of our propane business, including those acquired in July 2007, to Propane Direct Enterprises, LLC, a business newly established by Thomas Kelly, the Vice Chairman of our Board of Directors.
Operations
We distribute and sell fuels and lubricants to a diverse base of industrial, commercial and residential customers. As of December 31, 2008, we operated 109 public and private cardlock sites and 11 branch offices.

As of February 28, 2009, we employed approximately 254 personnel in our business.
We sell products to our customers primarily through the following methods:
•	wholesale distribution of fuels and lubricants;

•	unattended cardlock facilities; and

•	residential and commercial propane delivery, which business was sold on December 31, 2008.
Wholesale Distribution of Fuels and Lubricants
A large portion of the fuel and lubricants we deliver requires personnel and trucks that specialize in delivering those products to oilfield-based equipment. Our fleet of over 322 vehicles and trailers ranges from half ton pick-up trucks to large bobtail and other trucks capable of carrying up to 80,000 pounds, which are used to move products and equipment to various locations.
•	Fuels — We transport fuel, including gasoline, diesel, kerosene and aviation gasoline, using our own fleet of bobtail trucks and tank transports. In addition, we specialize in supplying on-site standby bobtail services to oil field service companies during specialized drilling operations. We sell and distribute these fuel products to a diverse customer base, including drilling rigs, city and state agencies, gas stations, trucking companies and oilfield service companies.

•	Lubricants — We transport lubricants, including gear oil, gas engine oil, heavy duty motor oil, hydraulic oil, transmission oil, specialty high temperature tolerant greases and synthetics, using our fleet of trucks to a variety of industrial and commercial customers, which include power generators, gas engine compressor operators, commercial vehicle fleets, and oilfield service companies and drilling companies. We also supply passenger car motor oils to a variety of customers.
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
We have a diversified customer base and for the year ended December 31, 2008, no customer accounted for 10% or more of our consolidated revenues.
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
According to the Energy Information Administration, U.S. petroleum consumption is expected to increase 25% through 2025. This growth in demand is likely to lead to continued oil exploration, drilling and refining efforts. Demand for oilfield equipment and services, and related fuel and lubricant needs, is directly related to the level of expenditures by the oil and natural gas industry for the exploration, development and production of crude oil and natural gas reserves. With crude oil prices in sharp decline during the fourth quarter of 2008 and the severe economic downturn on a global basis, we experienced a reduction in demand from our customers related to the oilfield and rig support services industry, as well as other commercial and industrial business sectors.
Our Strategy
Our goal is to become the preferred, single source supplier of fuel and lubricant products to a diversified customer base throughout markets in the southwest and south central United States. We currently operate in markets in Texas, New Mexico, Oklahoma, Arizona, and California. We will continue to pursue a combination of selective acquisitions and organic growth initiatives to prudently expand and increase our market penetration throughout the markets of these states and in other states or markets when business conditions are favorable.
Acquisitions
We plan to selectively acquire companies in our target markets that strategically fit our goal of becoming the preferred, single source provider of fuel and lubricant products throughout the southwest and south central United States. We will focus on companies that will fill in geographic gaps in our existing markets along with opportunities we find outside of our current marketing area. We will also look for companies that provide customer and industry diversification to our existing base of business.
Selective acquisitions bring several benefits to our growth strategy and operations, including:
•	Generate operating synergies

•	Increase buying power

•	Increase financial and operational scale

•	Increase geographic reach

•	Enhance geographic, customer and industry diversity
Organic Growth
With our operating experience, we have developed a business model based on providing our customers with superior customer service and reliability. We believe we can increase our market share in our target markets by building on that model. Our strategy is not to be the least expensive fuel and lubricant supplier in our markets, but to add value to the supply and distribution process for our customers. There are several organic growth initiatives we are pursuing to increase market share in target markets which include:
•	Upgrading existing cardlock sites and development of new ones — Our target markets have a strong concentration of our core customers and sufficient potential to attract new customers that we believe will justify the upgrade of our existing cardlock sites, as well as the development of new ones.

•	Identification of new end-markets for fuel and lubricants — Several of our customers that operate on a regional or national level have asked us to provide fuel and lubricant supply services in markets that we do not currently serve, but are targeting for expansion. In addition, we are looking to focus on the automotive segment, such as car dealerships, quick lubes and repair shops, and the growing commercial and industrial segments, such as manufacturers and small to medium-sized fleets.

•	Implementation of modern technologies — We believe that implementation of modern technologies into our business, such as on-board truck technologies for use in our distribution chain, will enable us to differentiate our service and provide additional value to our customers.
Competition
We compete with other distributors of fuel and lubricant products, including regional and small independent distributors. In our core markets, we compete based on a number of factors including quality and reliability of service, responsiveness to customer needs, relationships, pricing, and location of facilities. We believe our competitive advantages are as follows:
•	We have a well trained, professional, and courteous staff that is responsive to meet the needs of our customers 24 hours a day, seven days a week.

•	Our relationships with our principal suppliers and the significance of our competitive position in our market areas allow us to provide uninterrupted supply of products at competitive prices.

•	We have 109 public and private cardlock sites that are strategically located, built to accommodate the large vehicles that many of our customers utilize in their fleets, equipped for fast fueling of larger fuel tanks and situated in the market areas necessary to meet the needs of our customers.

•	Our relationship with our primary customers affords us communication and feedback about our competitive environment and allows us to strategically plan for changes in our marketplace.
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
Working Capital
Our business requires us to use substantial working capital for purchasing fuel and lubricant products as well as personnel costs prior to receiving payments from customers. The largest cost, fuel we purchase for resale to customers, is generally drafted against our bank account by our non-related party product vendors 10 days from date of purchase. We normally invoice our customers for fuel and lubricant product purchases the day after delivery, with average industry repayment terms of 15 and 30 days, respectively. Billings for cardlock sales are normally after 15 days. The average collection time for 2008 was 38 days. Collection times vary depending on economic conditions and the price of fuel products.
During 2008, we amended our revolving line of credit and term loans, and entered into a new loan agreement with John Hancock Life Insurance Company whereby we obtained a loan of $2.9 million against a cash surrender value of an existing life insurance policy. These financing activities were required due in part to technical default under the covenants of our revolving line of credit and to provide affordable working capital instruments to meet our current operating needs. The details of these amendments and loans are discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Seasonality and Cyclical Trends
Other than our sale of propane, we do not experience any material seasonality or cyclical trends in our business. Because the greatest use of propane is related to residential home heating, the propane distribution segment of our business is highly seasonal, characterized by peak demand typically during the colder months of October through February. Although our propane revenues only comprised approximately 5% of our consolidated gross revenues for 2006, they comprised 8% of our consolidated revenue for 2007 and 7% of our consolidated revenue for 2008, primarily because of the Propane Direct acquisition in July 2007. With the sale of our propane business on December 31, 2008, we will not have revenues from the propane business in 2009.
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
Employees
As of February 28, 2009, we had 254 active full time employees. Our employees are not represented by any labor unions, and we believe our relationships with our employees are satisfactory. We also utilize independent contractors as required.
Recent Development
On March 31, 2009, we and the lenders under our Second Amended and Restated Financing Agreement dated March 27, 2007, and The Greinke Personal Living Trust entered into an Eighth Amendment in order for us to avoid a technical default under the covenants of our revolving line of credit that would have occurred as a result of our operating losses caused by the severe downturn in the U.S. economy. The Eighth Amendment to our Second Amended and Restated Financing Agreement decreases the total loan commitment of the lenders from $85 million to $50 million, and lowers the EBITDA covenant requirements for February 2009 through April 2009. As consideration for the lenders’ agreement to the Eighth Amendment, we have agreed to an increase of 200 basis points (2.0%) in the interest rates applicable to our revolving line of credit and term loans. The foregoing description of the Eighth Amendment is not complete and is qualified in its entirety by reference to the full text of the Eighth Amendment, a copy of which is filed herewith as Exhibit 10.38 and incorporated herein by reference.

Item 1A. Risk Factors.
Risks Related to Our Business
We have reported recent losses and there can be no assurances of future profitability.
We incurred a net loss of $4.7 million and $5.2 million before dividends on our preferred stock for the years ended December 31, 2008 and 2007, respectively. In order to generate profits in the future, we need to reduce expenditures, increase margins, control costs and generate sufficient cash flow to support working capital and debt service requirements. There is no assurance that we will be able to accomplish our business plan or continue to raise capital at terms that are acceptable to us in order to support our working capital requirements.
Management has taken specific action steps intended to return us to profitability. Specifically, in 2008 we initiated a cost reduction program, which reduced operating costs and general and administrative costs. Specific areas of cost reduction included operating personnel, rents, overtime of hourly workers and fleet expenses. We also implemented a reorganization of our operating divisions, which further reduced personnel and consolidated operations. However, due to the many inherent business risks in our industry and our operations, there can be no assurances that operating profits will occur.
Our business is subject to the pricing volatility of the petroleum markets.
Many of our petroleum and fuel-oriented products are commodities which are refined and distributed by numerous sources. We purchase fuel delivered to our customers from multiple suppliers at market prices. We monitor fuel prices and trends in each of our markets on a daily basis and seek to purchase our supply at the lowest prices and under the most favorable terms. Our commodity price risk is mitigated because we purchase and deliver our fuel supply daily and utilize cost-plus pricing to our customers. If we cannot pass on the additional costs to our customers, our margins would decrease and a loss could be incurred. We have not engaged in derivatives or futures trading to hedge fuel price movements. In addition, diesel fuel and gasoline may be subject to supply interruption due to a number of factors, including natural disasters, refinery and/or pipeline outages and labor disruptions. The reduction of available supplies could impact our ability to provide bulk fueling services and impact our profitability.
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
Our future success will be largely dependent on the continued services and efforts of key members of our management. The loss of the services of one or more of these key individuals could have a material adverse effect on our business. For example, high rates of employee turnover in our accounting and finance departments have been extremely disruptive to our business operations and have impeded our ability to remediate material weaknesses in our internal control over financial reporting. See discussion below regarding risk factors in connection with material weaknesses in our internal control over financial reporting. Our success and plans for future growth will also depend on our ability to attract and retain additional qualified personnel. There can be no assurance that we will be able to hire or retain such personnel on terms satisfactory to us.

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
The national trend toward increased conservation and technological advances, including fuel efficient vehicles, may adversely affect the demand for our products and services by our customers which, in turn, may result in lower sales volumes to our customers. In addition, recent economic conditions and fluctuations in fuel prices may lead to additional conservation by customers to further reduce their fuel consumption. Future technological advances in conservation and fuel consumption may adversely affect our financial condition and results of operations.
We have a substantial amount of debt outstanding.
We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our business or a decline in general economic conditions. We had $49.6 million in secured and unsecured debt outstanding as of December 31, 2008. We may continue to borrow funds to finance acquisitions as well as for business or corporate purposes.
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
We do not have formal, length of service written contracts with the majority of our customers. As a result, most of our customers can terminate our services at any time and for any reason, and we can similarly discontinue service to any customer. We may discontinue service to a customer if changes in the service conditions or other factors cause us not to meet our minimum levels of margins and rates and the pricing or delivery arrangements cannot be re-negotiated. As a result of this absence of written agreements, our business, results of operations and financial condition could be materially adversely affected if we were to experience a high rate of customer losses.

We are subject to operating hazards that could adversely affect our operating results to the extent not covered by insurance.
Our operations are subject to operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as oil and gasoline. As a result, we may be subject to claims related to these operating hazards arising in the ordinary course of business. We maintain insurance for general, product, workers’ compensation and automobile liabilities. We cannot guarantee that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that the levels of insurance we maintain will be available at economical prices.
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
Terrorist attacks and political unrest in the Middle East or in other oil producing regions around the world may adversely impact the price and availability of fuel, our results of operations, our ability to raise capital and our future growth. An act of terrorism could disrupt crude oil or natural gas supplies and markets, the sources of our products, and our infrastructure facilities, or our suppliers could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if the means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity resulting from an act of terrorism could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity could likely lead to increased volatility in fuel prices.
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
As of December 31, 2008, our controlling shareholder and Chairman of the Board, Frank Greinke, beneficially owned 24,675,358 shares of our common stock, or 60% of our voting stock, which includes the Series A Preferred Stock voting on an as-converted to common stock basis. Mr. Greinke has the ability to control the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.
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
We previously identified accounting issues and initiated an internal accounting review that we disclosed in a current report filed on Form 8-K on August 14, 2007. As a result of that review, we determined that certain errors resulted from deficiencies in our disclosure controls and procedures. Our management determined that those deficiencies resulted in material weaknesses in our internal control over financial reporting, resulting in the restatement of our consolidated financial statements as of and for the year ended December 31, 2006, and for the three months ended March 31, 2007. See Item 9AT. Controls and Procedures below for a further discussion of our management’s evaluation of our controls and procedures. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.
Although we believe the actions we have taken and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies could be identified, we may fail to meet our periodic reporting obligations or future consolidated financial statements may contain material misstatements that could result in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.
We may be exposed to potential risks as a result of recent legislation requiring companies to evaluate internal controls under section 404 of the Sarbanes-Oxley act of 2002.
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
Our common stock is currently quoted under the symbol “UFEN.OB” on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being traded on the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility requirements to ensure our common stock remains on the OTC Bulletin Board. Our failure to meet such eligibility requirements and the subsequent removal of our common stock from the OTC Bulletin Board would have a material adverse effect on the liquidity of our common stock.
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
The Board of Directors has not declared or paid cash dividends on the Company’s common stock, and does not anticipate paying dividends in the foreseeable future. It is anticipated that any future earnings will be retained for use in regular business operations.
The application of the “penny stock” rules could adversely affect the market price of our common stock.
As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $0.2 million or $0.3 million together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our common stock and may affect a shareholder’s ability to resell the common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The following is a list of our active facilities by geographic markets served as of December 31, 2008:

Geographic Location	Cardlock Sites	Branch Offices(a)
New Mexico	18	3
Oklahoma	7	1
Texas	56	5
Louisiana	1	—
Arizona	4	1
California	23	1

Total	109	11

(a)	Branch offices are locations with full-time employees and management staff on site.
We believe that the size, location, storage capacity and functionality of our facilities are adequate for our current operations. We own the majority of our branch office locations, and lease approximately half of the real estate associated with our cardlock sites. We relocated our corporate offices from Texas to California in September 2008 and began renting space from a company owned by our Chairman of the Board. Our owned properties and equipment located on our leased and owned properties serve as security for our revolving credit facility.
Item 3. Legal Proceedings.
Other than ordinary routine litigation incidental to our business, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our assets is the subject at December 31, 2008.
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

	High	Low

2008
First Quarter	$2.19	$1.05
Second Quarter	$1.60	$0.81
Third Quarter	$1.00	$0.48
Fourth Quarter	$0.82	$0.33

2007
First Quarter	$1.75	$1.03
Second Quarter	$1.86	$1.39
Third Quarter	$1.73	$0.81
Fourth Quarter	$2.71	$1.40
As of March 19, 2009, the last reported sales price of our common stock on the OTC Bulletin Board was $0.21 per share.
Holders
As of March 19, 2009, there were 151 shareholders of record of our common stock.
Dividend Policy
We have not declared or paid dividends on our common stock. We do not anticipate paying dividends in the foreseeable future on our common stock. Certain covenants in our loan documents restrict the payment of dividends on our common stock.

Equity Compensation Plan Information
At December 31, 2008, a total of 3,000,000 shares of common stock were authorized for issuance under our 2005 Equity Compensation Plan. In the table below, we describe certain information about our shares that are authorized for issuance under our 2005 Equity Compensation Plan and pursuant to various common stock purchase warrants issued to consultants and advisors.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
Plan category	(a)	(b)	column (a)
Equity compensation plans approved by security holders	1,535,082	$1.22	700,726
Equity compensation plans not approved by security holders	1,176,667	$1.83	—
Total	2,711,749	$1.48	700,726
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of future operations or financial results.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenues	$822,428	$446,038	$335,109	$283,588	$180,582
Cost of sales	756,944	399,927	294,387	251,009	154,803

Gross profit	65,484	46,111	40,722	32,579	25,779

Operating expenses	68,189	48,398	33,254	27,723	22,674

Operating income (loss)	(2,705)	(2,287)	7,468	4,856	3,105

Other income (expense):
Interest expense	(6,896)	(5,284)	(4,612)	(3,239)	(1,955)
Amortization of debt issuance costs	(823)	(426)	(474)	(427)	(575)
Other income (expense), net	3,359	746	322	299	179

Total other income (expense)	(4,360)	(4,964)	(4,764)	(3,367)	(2,351)

Income (loss) before income taxes	(7,065)	(7,251)	2,704	1,489	754

Income tax expense (benefit)	(2,316)	(2,038)	1,099	610	348

Net income (loss)	$(4,749)	$(5,213)	$1,605	$879	$406

Cumulative preferred stock dividend	$991	$1,007	$737	$—	$—

Beneficial conversion feature	$—	$—	$1,638	$—	$—

Net income (loss) available to common stockholders	$(5,740)	$(6,220)	$(770)	$879	$406

Net income (loss) per common share:
Basic and Diluted	$(0.14)	$(0.30)	$(0.06)	$0.07	$0.04

Weighted average common share outstanding:
Basic and Diluted	40,189	20,796	13,375	11,751	11,255

Balance Sheet Data:
Working capital	$24,559	$57,127	$42,471	$35,303	$27,331
Total assets	145,094	192,905	94,175	75,555	55,755
Long term debt, less current maturities	42,346	80,551	47,968	47,351	36,481
Stockholders’ equity	45,061	50,069	21,313	6,840	4,400
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.
Overview
United Fuel & Energy Corporation distributes fuel and lubricant products to customers in markets in the southwestern and south central United States. We distribute and sell products to a diverse base of industrial, commercial and residential customers, through 109 public and private unmanned cardlock sites and 11 branch offices. Our current operations are in Texas, New Mexico, Oklahoma, Arizona and California.

We purchase fuel and lubricant products from wholesale suppliers at market prices, and distribute and sell those products to customers at cost-plus prices. The cost of our products is largely dependent on the price of crude oil. The price of crude oil is subject to fluctuation due to a variety of factors, all of which are beyond our control. When sudden and significant increases occur in the cost of fuel and lubricant products, we may not be able to pass these increases on to our customers through timely price increases. The timing of passing these costs through to our customers can significantly affect our margins. In addition, significant price increases in our products increase the amount that we must finance under our revolving line of credit, thereby reducing the amount of funds otherwise available under our revolving line of credit. The effect of lower crude oil prices, after the sale for a short time of higher priced inventory on hand at the time of the price decrease, reduces the cost of the products which, in turn, improves profit margins and reduces borrowing needs. The majority of our debt carries interest at floating rates, and as a result, our interest costs fluctuate.
Corporate Background
We were originally incorporated under the name “USA Dealers Auction.com, Inc.” On January 30, 2002, we merged with Brands Shopping Network, Inc., a Nevada corporation and changed our name to “Brands Shopping Network, Inc.” (BSN). On February 7, 2005, we acquired United Fuel & Energy Corporation, a Texas corporation (“United Fuel — Texas”) through the merger of Brands United Merger Sub, Inc., our wholly-owned subsidiary which was created specifically in order to consummate the merger, with and into United Fuel — Texas, with United Fuel — Texas being the surviving entity.
Pursuant to the merger, each outstanding share of common stock and preferred stock of United Fuel - Texas was cancelled and converted into the right to receive merger consideration of one share of our common stock, resulting in the former stockholders of United Fuel — Texas owning 9,900,000 shares of our common stock. Each outstanding option to purchase a share of common stock of United Fuel — Texas was converted into an identical option to purchase a share of our common stock. Each outstanding share of Brands United Merger Sub, Inc. was converted into shares of United Fuel — Texas, making United — Fuel Texas our wholly-owned subsidiary.
Of the 9,900,000 shares of our common stock issued to the original United Fuel — Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our current Vice-Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight holders of United Fuel — Texas preferred stock.
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
On October 5, 2007, we issued 24,641,276 shares of our common stock to the Greinke Business Living Trust, Frank Greinke as Trustee (Greinke), in exchange for all the outstanding stock of Cardlock Fuels System, Inc.
Debt Refinancing
Refer to the Liquidity and Capital Resources portion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management Actions Regarding Profitability
Management has taken specific action steps to return us to profitability. Specifically, we have initiated a cost reduction program, that we believe will reduce operating costs and general and administrative costs by significant amounts. Specific areas of cost reduction include operating personnel, rents, overtime of hourly workers, fleet expenses, corporate personnel, and general corporate overhead costs. We are also implementing a reorganization of the wholesale fuel and lubricants distribution business operations which will further reduce personnel, consolidate operations, and improve overall efficiency. In addition, we have instituted new product pricing procedures in the wholesale fuels part of our business which will insure that our product pricing is competitive and generates appropriate levels of gross margin. The cost reductions and reorganization of our wholesale fuel and lubricants distribution business operations commenced in early 2008 and is still on-going. In the second half of 2008, we experienced some improvement in our operating profit as demonstrated by our operating income of $3.0 million for the three months ended September 30, 2008. During the fourth quarter of 2008, we started to experience decreases in our operating volumes, approximately a two percent decrease over the third quarter of 2008, combined with an increase in bad debt expense directly related to the downturn in the U.S. economy. Since approximately 16% of our operating costs represent fixed costs, management was unable to reduce costs rapidly enough to respond to the decrease in volumes as a result of the sharp economic downturn and the reduced activity in the oil fields and rigging support business in order to sustain operating profitability in the fourth quarter of 2008. We continue to make cost reductions and believe these steps will enable us to move towards profitability in the latter half of 2009. However, due to the many inherent business risks in our industry and our operations, as well as the severity of the current economic slowdown, there can be no assurances that these operating profits will occur as forecasted.
Acquisition and Divestiture of Propane Assets
Prior to July 2007, we had a propane business line that operated out of multiple locations in Texas and New Mexico and was fully integrated with the fuel and lubricant distribution businesses. Effective July 1, 2007, we acquired all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. This acquisition enhanced our presence in the propane distribution arena, in terms of wholesale, commercial and residential customers. The total purchase price was $2.4 million plus inventory and net receivables of $0.3 million. The cost was financed through the acquisition of term loans.
On December 31, 2008, we entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) by and between us and Propane Direct Enterprises, LLC, a Texas limited liability company. Pursuant to the Purchase Agreement, we agreed to sell substantially all of the assets of our propane distribution business to Propane Direct Enterprises, LLC, excluding a $3.4 million portion of accounts receivable that are being retained by us, for gross proceeds of $9.8 million. The purchase price was paid by the delivery of three promissory notes: (i) a short term unsecured promissory note for $7.7 million; (ii) a subordinated unsecured promissory note for approximately $1.5 million with a termination date of January 31, 2014 and bearing an annual interest rate of 3% over 12-month Libor; and (iii) a deed of trust note for $0.6 million with a termination date of January 31, 2014 and bearing an annual interest rate of 4% over 12-month Libor. Subsequent to December 31, 2008, we received full payment of the promissory note for $7.7 in January 2009 and received monthly payments on the later two notes in accordance with the notes receivable agreements. Propane Direct Enterprises, LLC is a business newly established by Thomas Kelly, our Vice Chairman and a member of our Board of Directors. See Note 13 to the consolidated financial statements for a discussion of related party transactions. Propane Direct Enterprises, LLC is not related to Propane Direct, LLC, the Oklahoma limited liability company from whom we acquired certain propane-related assets in July 2007 as described above. See Note 3 to the consolidated financial statements for a discussion of this acquisition and divestiture.
Other Acquisitions
In October 2007, we acquired all of the outstanding stock of Cardlock Fuels System, Inc. (“CFS”) from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of our common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. They are the largest independently owned commercial fueling network in California. The CFS acquisition is the largest acquisition that we have made. It added volumes of approximately 80 million gallons, annual sales of approximately $200 million and approximately $32 million in assets. Accompanying the CFS acquisition was a fuels supply agreement with a related party which provides us with access to new supply markets. In addition, this agreement provides for more favorable payment terms than are normally available to us in most other markets.
We acquired the assets of Reamax Oil Company, Inc., an Arizona fuel and lubricant distributor in May 2007. The total purchase price of $9.4 million was paid by delivery of $7.4 million in cash, a $1.5 million note payable and 384,616 shares of our common stock to the seller.

Two other asset acquisitions were consummated in February and March 2007 for a total of twelve cardlock facilities for $1.5 million plus inventory and receivables of $0.3 million. These were financed through our revolving line of credit.
In late December 2006, we purchased certain assets of Ackerly Oil used in the fuel and lubricant distribution business. The initial asset purchase price was $1.4 million plus inventory. The purchase price was increased in 2007 by $0.1 million pursuant to an earnout provision with the seller.
We purchased certain assets of Queen Oil & Gas used in the distribution of fuel and lubricants effective April 1, 2006. The asset purchase price was $6.3 million plus inventory and accounts receivable. The cost of the Queen acquisition was financed through our revolving line of credit.
Equity Transactions
In March 2006, we sold an aggregate of 1,333,333 shares of common stock in private placements for $1.50 per share. Net proceeds from the offerings were approximately $1.9 million after payment of commissions to our placement agent.
In March and April 2006, we sold an aggregate of 12,800 shares of our Series A 8% cumulative preferred stock for $1,000 per share. Net proceeds from the two offerings were $11.8 million after payment of commissions, fees and costs. These shares of preferred stock were sold with a conversion price of $1.50 per share. Because the fair value of our common stock on those dates was $1.64 and $1.75 per share, respectively, which was greater than the conversion price, we recorded a one-time, noncash deemed dividend of approximately $1.6 million pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”
We issued warrants in 2006 for the purchase of an aggregate of 543,334 shares of common stock at an exercise price of $1.65. During 2007, warrants to purchase 200,000 of our common stock with an exercise price of $2.00 per share expired unexercised. During 2008, warrants to purchase 208,333 of our common stock were exercised at an exercise price of $1.50 per share. As of December 31, 2008, there were 2,411,667 warrants outstanding.
Options for the purchase of common stock were issued to employees during 2008, 2007 and 2006 at prices ranging from $0.55 to $1.67. The majority of all employee options were repriced to $1.50 in November 2006. There were 1,535,082 options outstanding at December 31, 2008.
During 2008, preferred stock aggregating 300 shares was converted into 200,000 shares of our common stock. During 2007, preferred stock aggregating 365 shares was converted into 242,333 shares of our common stock.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for doubtful accounts, which reflects management’s best estimate of the amounts that will not be collected. The Company provides for credit losses based on management’s evaluation of collectability including current and historical performance, credit worthiness and experience of each customer. Uncollectible accounts receivables are written off when a settlement is reached for an amount less than the outstanding balance or when the Company determines that the balance will not be collected. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $2.5 million and $2.0 million, respectively.
Inventory Valuation
We value our inventories, which consist primarily of fuels and lubricants held for resale, at historical cost, at the lower of cost or market. Cost is approximated by using the weighted average method. We also have an allowance for slow moving and obsolete inventory, which at December 31, 2008 and 2007 was $0.4 million and $0.3 million, respectively.
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
Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. There were no reserves for contingencies recorded as of December 31, 2008 and 2007.

Results of Operations
The following table sets forth our revenue and operating expenses for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenues
Sales	$816,521	$442,725	$331,258
Other	5,907	3,313	3,851

Total revenues	822,428	446,038	335,109

Cost of sales	756,944	399,927	294,387

Gross profit	65,484	46,111	40,722

Expenses
Operating	32,661	26,610	18,462
General and administrative	32,046	18,603	12,780
Depreciation, amortization and accretion	3,482	3,185	2,012

Total expenses	$68,189	$48,398	$33,254

Year ended December 31, 2008 Compared to Year Ended December 31, 2007
Sales and other revenues. Sales and other revenues increased $376.4 million, or 84.4%, for the year ended December 31, 2008, as compared to the same period in 2007. The increase was largely due to a 50.7% increase in sales volumes or 87.2 million gallons mainly attributed to acquisitions. The CFS acquisition, effective October 1, 2007, was the largest such acquisition and accounted for the majority of the overall increase in volumes. In addition, the average price of products sold increased $0.57 or 22.3% from $2.58 per gallon for the year ended December 31, 2007 to $3.15 per gallon for the corresponding period in 2008.
Cost of sales and gross profit. Cost of sales increased $357.0 million or 89.3% for the year ended December 31, 2008, as compared to the same period in 2007, due to a large increase in volume and an increase in average unit cost. Average unit cost increased by $0.60 or 25.6% from $2.32 for the year ended December 31, 2007 to $2.92 for the corresponding period in 2008. Gross profit increased $19.4 million or 42.0% to $65.5 million in 2008 from $46.1 million in 2007. As a percentage of sales, gross margin decreased to 8.0% in the 2008 period, from 10.3% in 2007. Gross profit per gallon decreased $0.03 to $0.23 from $0.26, or 7.7% as compared to the same period in 2007. The decrease in profit margin is a result of narrower cardlock margins and the increased sales of wholesale propane, which provided a lower margin than other products.
Operating expenses. Operating expenses increased $6.1 million, or 22.7% for 2008 over the same period in 2007. The increase in operating expenses is primarily a result of the acquisitions made during 2007. These acquisitions added significant personnel expenses, transportation expenses, repair and maintenance expenses and facilities expenses. The 2007 acquisitions added $2.5 million to operating expenses in 2008. Operating costs per gallon during the year ended December 31, 2008 decreased $0.01 or 7.3% to $0.13 as compared to $0.14 for the same period in 2007, as a result of increased volumes.
General and administrative expenses. General and administrative expenses increased $13.4 million, or 72.3% during the year ended December 31, 2008, from the same period in 2007. The increase in general and administrative expenses related primarily to a $5.3 million increase in bad debt expense. Additionally, the 2007 acquisitions added $8.1 million to general and administrative expenses in 2008.
Interest expense. Interest expense increased $1.6 million, or 30.5%, to $6.9 million from $5.3 million for the years ended December 31, 2008 and 2007, respectively. The increase in interest expense as compared to the corresponding period in 2007 is attributed to an increase in the average daily revolver loan balances and time outstanding for certain term loan debt originally entered into during 2007. Amortization of debt issuance costs increased $0.4 million for the twelve months ended December 31, 2008 as compared to the corresponding period in 2007 due to time outstanding for debt originally entered into during the last six months of 2007.
Income taxes. As a result of an operating loss for the fiscal year ended December 31, 2008, there was an income tax benefit for 2008 in the amount of $2.3 million, as compared to an income tax benefit of $2.0 million for fiscal year 2007.
Net Income/Loss. As a result of the combination of factors described above, net loss decreased $0.5 million for the year ended December 31, 2008 to $4.7 million from a net loss of $5.2 million for the year ended December 31, 2007.
Year ended December 31, 2007 Compared to Year Ended December 31, 2006
Sales and other revenues. Sales and other revenues increased $110.9 million or 33%, for the year ended December 31, 2007, as compared to the same period in 2006. Increased sales prices accounted for 17% of the increase. Volume increases were mainly attributable to acquisitions made during the last year. The CFS acquisition, effective October 1, 2007, was the largest such acquisition and accounted for 50% of the overall increase in volumes. The other acquisitions, Ackerly, Benton, Your Pump, Reamax and Propane Direct, accounted for 45% of the overall increase in volumes. An offsetting reduction of 35% in revenues was attributable to competition in fuel pricing especially in the oilfield related sector.
Cost of sales and gross profit. Cost of sales increased $105.5 million or 36% for the year ended December 31, 2007, as compared to the same period in 2006. Increases in crude oil prices, and thus the cost of the product purchases, accounted for 18% of the increase. As with the increases in revenues, much of the change in cost of sales is attributable to acquisitions made throughout 2007. The CFS acquisition accounted for 50% of the overall increase in cost of sales attributable to volumes, with the other acquisitions accounting for 45%. As with revenues, there is an offsetting reduction of 31% attributable to competition in oilfield-related fuel pricing. These changes almost mirror the change in revenue. Gross profit increased $5.4 million between the two periods, or 13%. As a percentage of sales, gross margin decreased to 10% in the 2007 period, from 12% in 2006. Margins derived from cardlock volumes are smaller, but are usually offset by the higher volumes produced by the cardlock operations. Wholesale propane operations, added through the acquisition of Propane Direct in July 2007, also contributed smaller margins.
Operating expenses. Operating expenses increased $8.1 million, or 44% for 2007 over the same period in 2006. Payroll and related costs associated with acquisitions made during 2007 was $2.4 million, or 33% of the increase between the 2007 and 2006 periods. Other operating expenses associated with these acquisitions were $0.6 million, or 9% of the increase. Late in 2006, leasing arrangements were made with a third party to provide for trucks of various capacities and suitabilities. These vehicles were intended to replace as well as expand our current fleet. This arrangement is accounted for as an operating lease, the lessor is responsible for all maintenance and repairs, and thus will affect future operating expenses. These expenses approximated $2.4 million, or 34% of the net increase between periods. Other employee costs rose $2.1 million, or 29% of the net increase. The majority of the change was pay increases, primarily to keep up with local employment pay rates.
General and administrative expenses. General and administrative expenses increased $5.8 million, or 46% for the year ended December 31, 2007, as compared to the same period in 2006. As with the prior year, the majority of the increase was attributable to payroll and related personnel costs because of continued growth and expansion, with such amounts approximating $2.5 million or 37% of the increase. General and administrative costs associated with the normal operations of acquisitions made in 2007 were $1.6 million, or 23% of the increase. Bad debt expense grew by $0.9 million for the 2007 period as compared to the 2006 period. Other miscellaneous items such as telephone and communications, office supplies, postage, bank, credit card, and network fees also increased by $1.3 million, or 20% of the increase between periods.
Interest expense. Interest expense increased $0.7 million, or 15% for the year ended December 31, 2007, as compared to the same period in 2006. The average balance of interest bearing debt during the years ended

December 31, 2007 and 2006 were $62.0 million and $50.1 million, respectively. This 24% increase in the average interest bearing balances of debt was a result of the higher cost of purchased product, which increased borrowings under the revolving line of credit, as well as financed acquisitions and normal capital expenditures. The effective annualized interest rate for 2007 and 2006 was 8.5% and 9.2%, respectively, a decrease of 0.7%.
Income taxes. As a result of an operating loss for the fiscal year ended December 31, 2007, there was an income tax benefit for 2007 in the amount of $2.0 million, as compared to an income tax expense of $1.1 million for fiscal year 2006.
Net Income/Loss. As a result of the combination of factors described above, there was a net loss for the year ended December 31, 2007 of $5.2 million compared to a net income of $1.6 million for the year ended December 31, 2006.
Contractual Obligations and Other Commitments
The following summarizes our obligations and commitments to make future payments under certain contractual obligations (in thousands).

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest(a)	$56,875	$9,376	$6,488	$40,941	$70
Operating lease obligations	12,733	3,362	5,486	1,742	2,143
Other obligations	224	12	24	24	164

Total	$69,832	$12,750	$11,998	$42,707	$2,377

(a)	Amounts include interest payments based on contractual terms and current interest rates for variable rate debt, as well as a static balance as of December 31, 2008, for the revolving credit facility. Additionally, amounts do not include future payments related to term loans that were paid off subsequent to December 31, 2008 related to the sale of propane assets.
Liquidity and Capital Resources
General
Our primary sources of capital and liquidity are borrowings and credit from our product suppliers and our revolving line of credit, which provide the necessary cash for operations, organic growth and regular recurring capital expenditures.
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
In response to these unprecedented market conditions, we took a number of steps. First, beginning early in April 2008, we changed our payment terms with our fuel customers from the historical level of net 30 days to a future level of net 15 day terms. This change in payment terms has resulted in an improvement in cash flow. Second, we began enforcing more strictly our credit limits with all of our customers and have increased our credit and collections staff. Third, we examined our geographic footprint and our customer base and took steps to rationalize both aspects of our business to improve operating efficiency and profit margins. This rationalization effort may result in some loss of volume. In addition, we increased the available credit on our revolving line of credit from $80.0 million to $85.0 million to allow for additional borrowing capacity.
Net Cash Provided By (Used In) Operating Activities
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net cash provided by operating activities was $32.3 million in 2008 compared to net cash used by operating activities of $2.0 million in 2007, resulting in a decrease of cash used in operating activities of $34.3 million. Net loss for the year ended December 31, 2008, was $4.7 million, an increase of $0.5 million from net loss of $5.2 million for the same period in 2007. The noncash items of depreciation, amortization and accretion, stock-based compensation expense, deferred income taxes, provision for losses on accounts receivable and inventory, goodwill impairment, gain on sale of propane assets and loss on disposal of assets, increased by $5.1 million for the year ended December 31, 2008, from the same period in 2007, primarily related to the increase in the provision for losses on accounts receivable and inventory of $5.3 million, partially offset by $1.9 million gain on the sale of our propane business in 2008. Changes in operating assets and liabilities increased cash flows by $29.2 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net cash used in operating activities was $2.0 million in 2007 compared to net cash provided by operating activities of $6.0 million in 2006. Net income fell by $6.8 million in 2007 from a net income of $1.6 million in 2006 to a net loss of $5.2 million in 2007. Even though gross profit improved by $5.4 million, or 13%, expenses grew by $15.1 million, or 46%. Noncash items, including depreciation, amortization of debt issuance costs, stock-based compensation expense, and deferred income taxes was $2.8 million for the year ended December 31, 2007, as compared to $3.4 million for 2006, a decrease of $0.6 million, primarily related to the decrease in deferred income taxes of $3.6 million, partially offset by increases in noncash items resulting from the acquisitions completed in 2007 and higher capital expenditures. Changes in operating assets and liabilities increased cash flows by $0.4 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.
Net Cash Used in Investing Activities
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net cash used in investing activities was $0.6 million for the twelve months ended December 31, 2008, and $18.6 million for the same period in 2007, a net change of $18.0 million. The decrease is primarily due to the decrease in cash used related to acquisition spending, which was zero for the year ended December 31, 2008 and $12.4 million for the same period in 2007. Cash expenditures for property, plant and equipment for the year ended December 31, 2008, totaled $1.4 million as compared to $6.2 million for the same period in 2007. Proceeds from the sale of equipment was $0.9 million for the year ended December 31, 2008 and there were no proceeds from the sale of equipment for the same period in 2007.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net cash used in investing activities increased by $3.1 million to $18.6 million in 2007, from $15.5 million in 2006. During the year ended December 31, 2007, we made acquisitions requiring cash of $12.4 million, as well as normal recurring capital expenditures of $6.2 million. For the 2006 period, acquisitions requiring cash totaled $13.6 million, and normal capital expenditures totaled $2.1 million.

Net Cash Provided By (Used In) Financing Activities
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net cash used in financing activities was $32.0 million for the year ended December 31, 2008, as compared to $20.8 million for the same period in 2007, a decrease of $52.8 million. The decrease is primarily due to the reduction of new debt for the twelve months ended December 31, 2008 as compared to the same period in 2007 resulting from the acquisitions made during the 2007 period. During the year ended December 31, 2008, we decreased net borrowing by $58.5 million under our revolving credit facility and repaid net $4.3 million of our notes payable. We received proceeds of $0.3 million, net of issuance costs, for the exercise of a warrant to purchase 208,333 shares of common stock during the year ended December 31, 2008.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net cash provided by financing activities increased $8.0 million, from $12.8 million for the year ended December 31, 2006, as compared to $20.8 million for the same period in 2007. Our revolving credit facility grew by a net of $28.3 million during 2007, and new term loans totaled $8.2 million. A portion of the new term loans was used to pay off older loans and consolidate debt. In addition, $0.5 million of new debt was incurred in connection with the acquisition of Reamax Oil.
Debt Financing
In September 2007, and in connection with the restatement of our consolidated financial statements for December 31, 2006, and March 31, 2007, our revolving line of credit (the “Revolver”) was amended. The amendment provided for (i) an increase in the LIBOR interest rate option to LIBOR plus 2.25% until November 1, 2007, and thereafter based on levels of fixed charge coverage, (ii) us to remain in compliance with financial covenants and financial reporting covenants, and (iii) a waiver of any event of default related to representations and warranties made with respect to financial statements previously submitted to the bank as a result of the restatement.
In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowings of up to $20.0 million. An initial term loan of $5.0 million, which was advanced at closing, and a $1.0 million term loan, which was subsequently funded, are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2.0 million that were paid off from the $6.0 million proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14.0 million. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72 month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at our option and are secured by our general assets.
On December 28, 2007, we entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10.0 million increase in our revolving line of credit to a total of $80.0 million; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to our failure to comply with the fixed charge coverage ratio financial covenant under the Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for us in consideration of the lender’s forbearance. In lieu of our compliance with the fixed charge coverage ratio financial covenant, during the forbearance period we were required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period we were required to provide the lender with certain reports, projections and management’s analysis of our financial position, daily borrowing base certifications, and weekly cash flow projections.
As consideration for the Forbearance Agreement and Third Amendment, we agreed to pay the lender aggregate fees of $50,000 for the temporary increase in our revolving line of credit. In addition, in consideration of the lender’s forbearance, we agreed to pay additional interest of 60 basis points (0.6%) on borrowings during the forbearance period.
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
On April 14, 2008, we issued a promissory note for up to $5.0 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 in the total amount of $6.5 million. The note was repaid in full on July 23, 2008.
On April 18, 2008, we entered into a Fifth Amendment to the Revolver whereby the lender increased the credit commitment by a total of $2.7 million. The increase was tied to a sale within sixty days of a life insurance policy owned by us on a former Company executive. At the time of the amendment, the insurance policy had a current cash surrender value of $2.9 million. As consideration for the amendment, we paid an amendment fee of $0.1 million. On July 5, 2008, we entered into a loan agreement with John Hancock Life Insurance Company whereby we obtained a loan of $2.9 million against the cash surrender value of the life insurance policy. The lender approved the making of this loan and released the life insurance collateral from the collateral held by the lender. The proceeds of the loan were used to reduce the revolving credit loan from the lender.
On April 30, 2008, we notified the lender that we had failed to meet the EBITDA covenant required by the loan agreement and that we were in technical default of the agreement. On July 10, 2008, we entered into a Forbearance Agreement and Sixth Amendment to the loan agreement with the lender whereby the lender agreed to forbear exercising its rights under the loan agreement. The forbearance agreement included a provision whereby the Greinke Personal Living Trust could join the lender as a secured lender in the amount of $5.0 million. The forbearance agreement also included a provision to allow the aggregate revolving line of credit commitments to increase from $80.0 million to $85.0 million. As consideration for the forbearance agreement, the interest rate during the forbearance period was increased by 200 basis points (2.0%) as provided for in the loan agreement. On July 23, 2008, the Greinke Personal Living Trust contributed $5.0 million to the lender and became a secured lender to us. As a result of this contribution, the total commitments by the lender under the agreement increased from $80.0 million to $85.0 million.
On August 8, 2008, we entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The Seventh Amendment also included other provisions including an increase in the interest rates on the Revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5.0 million to $3.0 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that we reduce our over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis. We were in compliance with the covenant requirements as of December 31, 2008. However, subsequent to December 31, 2008, our management requested that the lenders reset the minimum EBITDA covenant so that we could avoid a technical default under the covenants of our Revolver that would have occurred as a result of our operating losses caused by the severe downturn in the U.S. economy.
On March 31, 2009, we and the lenders under our Second Amended and Restated Financing Agreement dated March 27, 2007, and The Greinke Personal Living Trust entered into an Eighth Amendment. The Eighth Amendment to our Second Amended and Restated Financing Agreement decreases the total loan commitment of the lenders from $85.0 million to $50.0 million, and lowers the EBITDA covenant requirements for February 2009 through April 2009. As consideration for the lenders’ agreement to the Eighth Amendment, we have agreed to an increase of 200 basis points (2.0%) in the interest rates applicable to the Revolver and the term loans. The foregoing description of the Eighth Amendment is not complete and is qualified in its entirety by reference to the full text of the Eighth Amendment, a copy of which is filed herewith as Exhibit 10.38 and incorporated herein by reference.
The 2004 term loan matures in November 2009 and is payable in monthly principal installments of $0.1 million plus interest at prime (3.25% at December 31, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel — Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with our Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The term loan was paid in full on January 5, 2009 from proceeds of the sale of propane assets.
The 2005 term loan matures in October 2010, payable in monthly principal payments of $15,000 plus interest at prime (3.25% at December 31, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by us. The loan was paid in full on January 5, 2009 from proceeds of the sale of propane assets.

The note payable to a supplier is a Business Development Fund Agreement (“BDF Agreement”). The note is unsecured, with scheduled retirements in annual amounts of $0.2 million through December 2008 and is subject to provisions of the BDF Agreement. The annual retirement is achieved by us meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the BDF Agreement. Based on purchasing volumes, the balance remaining at December 31, 2008 is $0.1 million.
The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $0.1 million, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $0.2 million. The note is guaranteed by us.
Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates ranging from 8.9%, 8.99%, or Wall Street Journal prime (3.25% at December 31, 2008) plus 1.0% or 1.5%, with monthly principal and interest payments aggregating approximately $50,000, and are collateralized by the vehicles, equipment and building purchased.
Any future acquisitions will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time. Management believes that we have adequate resources to meet our obligations for the next twelve months.
Capital Expenditures
During the year ended December 31, 2008, we had capital expenditures of approximately $1.4 million, which were used to purchase a combination of vehicles, equipment and computerized equipment. During the year ended December 31, 2007, we had capital expenditures of approximately $6.2 million, which were used to purchase a combination of vehicles, equipment and computerized equipment. Capital expenditures for the asset acquisitions of Propane Direct, Reamax, Your Pump, CFS and Benton in 2007 aggregated $12.4 million. We expect non-acquisition capital expenditures for 2009 to be approximately the same as the expenditures for 2008, and expect to fund such expenditures from a combination of cash flow from operations, borrowings and financing arrangements.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) FAS 157-1 and 157-2, and proposed FSP FAS 157-c to amend SFAS No. 157. FSP FAS 157-1 clarifies the exclusion of SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP FAS 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
In October 2008, the FASB issued FSP FAS 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value when the market for that asset is not active and modified the example related to Level 3 of inputs. The Company’s adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, which will become effective on January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 became effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141(R) will have on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of December 31, 2008, the Company does not have any derivative instruments and does not expect SFAS No. 161 to have a material impact on the Company’s results from operations or financial position.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company does not believe the impact of adopting FSP FAS 142-3 will have a material effect on the Company’s financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of this statement will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
Interest Rate Risk. Most of our debt is subject to interest at floating rates above the prime rate, as defined, and LIBOR. As a result, our interest costs associated with this debt may fluctuate. At December 31, 2008, we had $48.7 million of debt subject to floating interest rates. An increase of 100 basis points from the December 31, 2008 rates would increase our interest expense by approximately $0.5 million per year. We do not have any interest rate swaps in place to reduce the effect of increases in interest rates.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
United Fuel & Energy Corporation
Orange, California
We have audited the accompanying consolidated balance sheets of United Fuel & Energy Corporation and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fuel & Energy Corporation and subsidiaries at December 31, 2008 and 2007, and the results of its consolidated operations and cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Johnson Miller & Co., CPA’s PC

Odessa, Texas
April 3, 2009

United Fuel & Energy Corporation
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash	$3,762	$4,096
Accounts receivable, net of allowance for doubtful accounts of $2,506 and $2,046 at December 31, 2008 and 2007, respectively	50,120	94,510
Other receivables	10,232	421
Inventories, net of allowance	8,941	16,512
Prepaid and other current assets	557	1,738
Deferred tax assets, net	1,382	417

Total current assets	74,994	117,694

PROPERTY, PLANT AND EQUIPMENT, net	31,945	41,606

OTHER ASSETS
Notes receivable	1,868	—
Cash value of life insurance	2,941	2,839
Goodwill	27,961	24,844
Debt issuance costs, net	1,034	1,857
Deferred tax assets, noncurrent, net	253	2,626
Other long-term assets	1,472	1,439

Total other assets	35,529	33,605

	$142,468	$192,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable to related parties	$17,271	$21,563
Accounts payable	17,217	25,602
Accrued and other current liabilities	8,481	8,234
Current maturities of long-term debt, other	7,326	3,605
Accrued income taxes	140	1,563

Total current liabilities	50,435	60,567

OTHER LIABILITIES
Long-term debt — revolving line of credit	38,468	68,655
Long-term debt, other less current maturities	3,878	11,896
Life insurance policy borrowings	2,935	—
Other liabilities	1,691	1,718

Total other liabilities	46,972	82,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock—8% cumulative convertible series A, $0.001 par value; 5,000,000 shares authorized; 12,135 and 12,435 issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock—$0.001 par value; 55,000,000 shares authorized; 40,875,822 and 40,045,297 issued and outstanding at December 31, 2008 and 2007, respectively	41	40
Paid-in capital	54,718	53,987
Retained deficit	(9,698)	(3,958)

Total stockholders’ equity	45,061	50,069

	$142,468	$192,905

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues
Sales	$816,521	$442,725	$331,258
Other	5,907	3,313	3,851

Total revenues	822,428	446,038	335,109

Cost of sales	756,944	399,927	294,387

Gross profit	65,484	46,111	40,722

Expenses
Operating	32,661	26,610	18,462
General and administrative	32,046	18,603	12,780
Depreciation, amortization and accretion	3,482	3,185	2,012

Total expenses	68,189	48,398	33,254

Operating income (loss)	(2,705)	(2,287)	7,468

Other income (expense)
Interest expense	(6,896)	(5,284)	(4,612)
Amortization of debt issuance costs	(823)	(426)	(474)
Gain on disposal of assets	1,660	—	—
Other income, net	1,699	746	322

Total other expense, net	(4,360)	(4,964)	(4,764)

Income (loss) before income taxes	(7,065)	(7,251)	2,704

Income tax expense (benefit)	(2,316)	(2,038)	1,099

Net income (loss)	$(4,749)	$(5,213)	$1,605

Cumulative preferred stock dividend	$991	$1,007	$737

Beneficial conversion feature	$—	$—	$1,638

Net loss available to common stockholders	$(5,740)	$(6,220)	$(770)

Net loss per common share available to common stockholders:
Basic and diluted	$(0.14)	$(0.30)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	40,189	20,796	13,375

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Retained	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2005	—	$—	12,288	$12	$3,796	$3,032	$6,840
Net income	—	—	—	—	—	1,605	1,605
Issuance of restricted stock awards	—	—	92	—	—	—	—
Dividends	—	—	—	—	—	(737)	(737)
Beneficial conversion feature	—	—	—	—	1,638	(1,638)	—
Noncash compensation expense	—	—	—	—	243	—	243
Preferred stock issued, net	13	—	—	—	11,630	—	11,630
Common stock issued, net	—	—	1,368	2	1,730	—	1,732

Balance at December 31, 2006	13	—	13,748	14	19,037	2,262	21,313
Net loss	—	—	—	—	—	(5,213)	(5,213)
Issuance of restricted stock awards	—	—	295	—	—	—	—
Surrender of stock	—	—	(65)	—	—	—	—
Dividends paid in cash	—	—	—	—	—	(495)	(495)
Dividends paid in common stock	—	—	348	—	512	(512)	—
Issuance of stock in connection with acquisition of Reamax assets	—	—	385	—	500	—	500
Issuance of stock in connection with acquisition of CFS	—	—	24,641	25	32,502	—	32,527
Noncash compensation expense	—	—	—	—	757	—	757
Conversion of preferred stock	(1)	—	243	—	—	—	—
Common stock issued	—	—	450	1	679	—	680

Balance at December 31, 2007	12	—	40,045	40	53,987	(3,958)	50,069
Net loss	—	—	—	—	—	(4,749)	(4,749)
Dividends paid in cash	—	—	—	—	—	(991)	(991)
Issuance of restricted stock awards	—	—	422	1	(1)	—	—
Noncash compensation expense	—	—	—	—	419	—	419
Conversion of preferred stock	—	—	200	—	—	—	—
Conversion of warrants	—	—	209	—	313	—	313

Balance at December 31, 2008	12	$—	40,876	$41	$54,718	$(9,698)	$45,061

The accompanying notes are an integral part of these consolidated financial statements.

United Fuel & Energy Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(4,749)	$(5,213)	$1,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	3,482	3,185	2,012
Amortization of debt issuance costs	823	426	474
Stock-based compensation expense	419	757	243
Deferred income taxes	(2,456)	(3,311)	248
Provision for losses on accounts receivable and inventory	6,970	1,712	640
Loss on disposal of assets	217	—	—
Gain on sale of Propane	(1,877)	—	—
Impairment of goodwill	275	—	—
Other	—	—	(196)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in:
Accounts receivable	35,533	(25,150)	(117)
Other receivables	42	1,282	(1,197)
Inventories	6,941	(3,209)	(844)
Prepaid and other current assets	1,304	519	255
Other long-term assets	(34)	(2)	(19)
Related party receivables	—	—	26
Increase (decrease) in:
Accounts payable	(13,509)	22,956	542
Accrued income taxes	(1,423)	727	387
Accrued expenses and other current liabilities	273	2,859	1,925
Other liabilities	26	465	—

Net cash provided by (used in) operating activities	32,257	(1,997)	5,984

Cash flows from investing activities:
Increase in cash surrender value of life insurance	(102)	(95)	(69)
Proceeds from the sale of fixed assets	892	—	266
CFS acquisition	—	(342)	—
Your Pumps, Inc. acquisition	—	(1,328)	—
Benton acquisition	—	(456)	—
Reamax Oil Company, Inc. acquisition	—	(7,835)	—
Propane Direct, LLC acquisition	—	(2,397)	—
Ackerly acquisition	—	—	(1,566)
Queen acquisition	—	—	(11,995)
Clark acquisition	—	—	(34)
Capital expenditures, net	(1,397)	(6,157)	(2,076)

Net cash used in investing activities	(607)	(18,610)	(15,474)

Cash flows from financing activities:
Net borrowings on revolving line of credit	(30,187)	28,295	—
Issuance of new debt	6,500	12,500	—
Repayment of debt	(10,797)	(18,226)	(88)
Debt issuance costs	—	(1,746)	(25)
Proceeds from exercised warrants	313	—	—
Life insurance policy borrowings	2,935	—	—
Preferred stock dividends paid	(748)	(751)	(481)
Proceeds from issuance of capital stock, net of issuance costs	—	680	13,362

Net cash provided by (used in) financing activities	(31,984)	20,752	12,768

Net increase (decrease) in cash	(334)	145	3,278
Cash at beginning of year	4,096	3,951	673

Cash at end of year	$3,762	$4,096	$3,951

Cash paid during year for:
Interest	$8,634	$4,809	$4,569
Income taxes	770	751	1,388
The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing and financing activities:
We received promissory notes aggregating $9.8 million in connection with the sale of the propane business during the year ended December 31, 2008. In addition, we sold net assets of $7.9 million, including $4.3 million of property, plant and equipment, net, $1.9 million of accounts receivable, net, $0.6 million of inventories and $1.1 million of other assets. The Company received full payment of the promissory note for $7.7 million in January 2009.
We had accrued dividends of $0.2 million and $0.3 million at December 31, 2008 and 2007, respectively.
We issued common stock in lieu of cash for the preferred stock dividends aggregating $0.5 million during the year ended December 31, 2007.
We acquired property, plant and equipment through debt financing in the amount of $0.2 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively.
We issued common stock in connection with the acquisition of Reamax in the amount of $0.5 million during the year ended December 31, 2007.
We issued common stock in connection with the acquisition of the outstanding stock of CFS in the amount of $32.5 million during the year ended December 31, 2007.
Shares of preferred stock were sold in 2006 with a conversion price that was less than fair value at date of issuance. Therefore, a noncash deemed dividend of $1.6 million was recorded.

United Fuel & Energy Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
United Fuel & Energy Corporation (the “Company”) markets refined petroleum products which include gasoline, diesel, oils, greases and other lubricants through its wholly-owned subsidiaries United Fuel & Energy Corporation (“United Fuel — Texas”), a Texas corporation formerly known as Eddins-Walcher Company (“EWC”), Three D Oil Co. of Kilgore, Inc. (“TDO”), and effective October 1, 2007, Cardlock Fuels System, Inc. (“CFS”). Products are sold, including credit sales, through bulk plants and unattended self-serve stations (cardlocks) located in west Texas, east Texas, southeastern New Mexico, southern Oklahoma, northern Arizona and southern California.
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
Of the 9,900,000 shares of our common stock issued to the original United Fuel — Texas stockholders pursuant to the merger, 7,785,000 were issued to Thomas Kelly, our Vice Chairman of the Board, and 865,000 were issued to Scott Heller, a former director and our former Chief Executive Officer. The remaining 1,250,000 shares of our common stock issued pursuant to the merger were issued to eight preferred stockholders of United Fuel — Texas.
On January 31, 2005, in preparation for the merger, we changed our name from BSN to “United Fuel & Energy Corporation” and effected a 1-for-40 reverse stock split. As a result of the reverse stock split, the number of outstanding shares of our common stock was reduced from 9,178,294 shares to 229,457 shares plus the number of shares issuable in lieu of fractional shares resulting from the reverse stock split.
In addition, and in connection with the merger, BSN issued 1,125,000 shares of common stock in satisfaction of certain of its debt. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of United Fuel — Texas owned control of our common stock immediately after consummation of the merger. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization.
Effective February 28, 2007, EWC merged with its parent company, United Fuel — Texas, and changed its name to United Fuel & Energy Corporation, a Texas corporation.
On October 5, 2007, the Company issued 24,641,276 shares of common stock to the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for all the outstanding stock of Cardlock Fuels System, Inc.
Basis of Presentation
The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated.

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
Allowance for Doubtful Accounts
Accounts receivable are recorded net of an allowance for doubtful accounts, which reflects management’s best estimate of the amounts that will not be collected. The Company provides for credit losses based on management’s evaluation of collectability including current and historical performance, credit worthiness and experience of each customer. Uncollectible accounts receivables are written off when a settlement is reached for an amount less than the outstanding balance or when the Company determines that the balance will not be collected. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $2.5 million and $2.0 million, respectively.
Inventories
Inventories are valued at historical cost, at the lower of cost or market, and consist primarily of fuels and lubricants held for resale. Cost is approximated by using the weighted average method. As of December 31, 2008 and 2007, the allowance for slow moving and obsolete inventory was $0.4 million and $0.3 million, respectively.
Impairment of Long-Lived Assets
The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Consequently, the Company reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depreciable unit basis, is less than the carrying amount of such assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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

Depreciation of property, plant and equipment is provided using the straight line basis computed over the following estimated useful lives:

Life
Equipment	9 – 20 years
Cardlocks	9 – 20 years
Automotive fleet	5 – 10 years
Office equipment	3 – 10 years
Buildings and improvements	20 – 40 years
Cash Value of Life Insurance
The Company maintains an aggregate of approximately $2.9 million of life insurance on a former stockholder of EWC. The Company is the designated beneficiary, and there is no restriction on the use of proceeds. At December 31, 2008, there was $2.9 million of loans outstanding on the insurance policies, and the cash surrender value has been pledged by the Company to secure certain debt.
Goodwill
The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company operates in one segment and goodwill is evaluated at the company level as there is only one reporting unit. Goodwill is evaluated in the fourth fiscal quarter of each year.
Debt Issuance Costs
Amortization of debt issuance costs is computed by using the straight-line method, which approximates the interest method, over the life of the related debt.
Asset Retirement Obligations
In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, the Company recognizes liabilities associated with the eventual retirement of tangible long-lived assets whenever legal obligations will eventually require that we dismantle the asset and restore the property to its original state. The Company recognizes an estimated liability for future costs associated with the retirement of underground storage tanks. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time an underground tank is put into service, a facility is purchased with underground tanks or a lease is entered into that requires the Company to return the property to its original condition. The increase in carrying value is included in property, plant and equipment on the consolidated balance sheets. The Company amortizes the amount added to the property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the tanks.
Additionally, the Company recognizes an estimated liability for future costs when leased property requires the Company to return the property back to its original condition upon termination of the lease. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time the lease is entered into. The increase in carrying value is included in property, plant and equipment on the consolidated balance sheets. The Company amortizes the amount added to the property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the life of the lease.
The Company’s estimated asset retirement obligation is based on estimated economic lives, estimates as to the cost to dismantle the property in the future, and federal and state regulatory requirements. The liability is discounted using an interest rate at the time the liability is incurred. Increased liabilities as a resulting from revisions of estimated cash flows is discounted using an interest rate at the time of the revision.

Stock Options
Effective January 1, 2006, the Company adopted the fair value method of accounting for awards of employee stock and options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and SFAS No. 123R, Share-Based Payment. These standards require the cost associated with employee services in exchange for equity instruments based on the grant-date fair value of the award, be recognized over the period during which the employee is required to provide services in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Because the Company changed its method of accounting from the intrinsic method as per Accounting Principles Board (“APB”) Opinion No. 25, upon adoption, the grant date fair value of employee share options was estimated using the Black-Scholes model. Compensation cost for the unvested portion of equity awards granted prior to January 1, 2006, will be recognized over the remaining vesting periods. Due to the prospective adoption of SFAS No. 123R, results of operations for prior periods have not been restated.
Revenue Recognition
The Company derives its revenues primarily from the operation of unattended fueling sites and the distribution of fuel, lubricants, chemicals and other related products. Revenues from the sale of bulk products are recognized when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collectibility is reasonably assured. Revenues from sale of fuel at unattended fueling sites are recognized when the fuel is dispensed to the customer.
Taxes are assessed by various governmental authorities on many different types of transactions. The Company accounts for taxes collected from customers and remitted to governmental authorities in accordance with Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Company presents taxes on a net basis in its consolidated statement of operations.
Income Taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, and FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects management’s best estimates and assumptions regarding, among other things, the level of future taxable income and tax planning. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us.
Basic and Diluted Net Income (Loss) Per Share
Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is antidilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.
Environmental Costs
The Company is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such amounts are immaterial for the years ended December 31, 2008, 2007, and 2006.
Loss Contingencies
The Company accounts for contingent losses in accordance with SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.
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
NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any transition adjustments will be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle in the accompanying financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) FAS 157-1 and 157-2, and proposed FSP FAS 157-c to amend SFAS No. 157. FSP FAS 157-1 clarifies the exclusion of SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP FAS 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
In October 2008, the FASB issued FSP FAS 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value when the market for that asset is not active and modified the example related to Level 3 of inputs. The Company’s adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, which will become effective on January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instruments would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. SFAS No. 159 became effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS No. 160 establishes principles and requirements on how to treat the portion of equity in a subsidiary that is not attributable directly or indirectly to a parent. This is commonly known as a minority interest. The objective of SFAS No. 160 is to improve relevance, comparability, and transparency concerning ownership interests in subsidiaries held by parties other than the parent by providing disclosures that clearly distinguish between interests of the parent and interests of the noncontrolling owners as well as the related impacts on the consolidated statement of income and the consolidated statement of financial position. SFAS No. 160 also provides guidance on disclosures related to changes in the parent’s ownership interest and deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements on how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the entity acquired. In addition, SFAS No. 141(R) provides guidance on the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase as well as what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. SFAS No. 141(R) requires contingent consideration to be recognized in earnings until settled. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141(R) will have on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of December 31, 2008, the Company does not have any derivative instruments and does not expect SFAS No. 161 to have a material impact on the Company’s results from operations or financial position.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company does not believe the impact of adopting FSP FAS 142-3 will have a material effect on the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of this statement will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
NOTE 3 — ACQUISITION AND DIVESTITURE OF PROPANE ASSETS
Prior to July 2007, the Company had a propane business line that operated out of multiple locations in Texas and New Mexico and was fully integrated with the fuel and lubricant distribution businesses. Effective July 1, 2007, the Company acquired all of the assets of Propane Direct, LLC, an Oklahoma distributor of propane. This acquisition enhanced the Company’s presence in the propane distribution arena, in terms of wholesale, commercial and residential customers. The total purchase price was $2.4 million plus inventory and net receivables of $0.3 million. The cost was financed through the acquisition of term loans.
On December 31, 2008, the Company entered into and closed an Asset Purchase Agreement (“Purchase Agreement”), by and between the Company and Propane Direct Enterprises, LLC, a Texas limited liability company. Pursuant to the Purchase Agreement, the Company agreed to sell substantially all of the assets of its propane distribution business to Propane Direct Enterprises, LLC, excluding a $3.4 million portion of the accounts receivable that are being retained by the Company, for gross proceeds of $9.8 million. The purchase price was paid by the delivery of three promissory notes: (i) a short term unsecured promissory note for $7.7 million; (ii) a subordinated unsecured promissory note for approximately $1.5 million with a termination date of January 31, 2014 and bearing an annual interest rate of 3% over 12-month Libor; and (iii) a deed of trust note for $0.6 million with a termination date of January 31, 2014 and bearing an annual interest rate of 4% over 12-month Libor. Subsequent to December 31, 2008, the Company received full payment of the promissory note for $7.7 million in January 2009 and received monthly payments on the later two notes in accordance with the notes receivable agreements. Propane Direct Enterprises, LLC is a business newly established by the Vice Chairman of the Company’s board of directors. See Note 13 for a discussion of related party transactions. Propane Direct Enterprises, LLC is not related to Propane Direct, LLC, the Oklahoma limited liability company from whom the Company acquired certain propane-related assets in July 2007 as described above.
The following is a breakdown of the net assets that were disposed of and written off related to the sale (in thousands):

Assets
Accounts receivables — net	$1,927
Inventories	590
Prepaids	22
Property, plant and equipment, net	4,258
Goodwill	816
Other	310

$7,923

Since the operations and cash flows of the propane distribution business could not be clearly distinguished, operationally and for financial reporting purposes as required by paragraph 41 of SFAS No. 144, the gain on the sale of the propane business line of $1.9 million was included in other income, net in the statement of operations for the year ended December 31, 2008.
NOTE 4 — ACQUISITIONS
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
Cardlock Fuels System, Inc.
Effective October 1, 2007, the Company acquired all of the outstanding stock of Cardlock Fuels System, Inc. from the Greinke Business Living Trust, Frank Greinke as Trustee, in exchange for 24,641,276 shares of common stock. CFS operates 19 cardlock locations, as well as four cardlock joint ventures, in southern California. The total purchase price was $32.5 million, and is allocated to fair values as follows (in thousands):

Current assets	$24,812
Property, plant and equipment	10,250
Other assets	1,763
Current liabilities	(9,966)
Other liabilities	(11,849)
Goodwill	17,516

$32,526

The results of operations of CFS are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the years ended December 31, 2007 and 2006, are presented as if the acquisition had occurred as of the beginning of the year presented (in thousands except per share data):

	Years Ended December 31,
	2007	2006
Revenue	$604,006	$526,870
Net income (loss)	(2,307)	3,896
Proforma diluted income (loss) per share	(0.16)	0.04
The Company’s net (loss) income of ($5.2) million and $1.6 million for the years ended December 31, 2007 and 2006, respectively, would have been a net (loss) income of ($2.3) million and $3.9 million if the acquisition of CFS had occurred on January 1, 2007 and 2006, respectively.
Reamax Oil
Effective May 1, 2007, the Company acquired the assets of Reamax Oil Company, Inc., an Arizona company which was a fuel and lubricant distributor. The total purchase price of $9.4 million was paid as follows: cash consideration of $4.6 million, plus the cost of inventory and receivables of $2.8 million; note payable to the seller for $1.5 million collateralized by a corporate guaranty; and 384,616 shares of common stock to the seller. The Company paid earnest money of $0.4 million which was credited toward the cash portion of the purchase price upon closing. The seller is subject to a five year noncompete agreement.
The following summarizes the purchase price allocation of fair values of the assets acquired (in thousands) at the time of acquisition:

Accounts receivable	$2,586
Inventory	223
Property, plant and equipment	1,570
Goodwill	5,010
Payable to Reamax for accounts receivable and inventory	(2,809)

Net purchase price	$6,580

During 2008, goodwill related to the Reamax acquisition was increased by $0.2 million for additional transaction costs.
The results of operations of the Reamax assets are included in the consolidated statement of operations from the date of acquisition. The following unaudited proforma combined results of operations for the years ended December 31, 2007 and 2006, are presented as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share data):

	Years Ended December 31,
	2007	2006
Revenue	$458,536	$373,557
Net income (loss)	(5,111)	2,054
Proforma diluted income (loss) per share	(0.29)	(0.02)
The Company’s net (loss) income of ($5.2) million and $1.6 million for the years ended December 31, 2007 and 2006, respectively, would have been a net (loss) income of ($5.1) million and $2.1 million if the acquisition of Reamax had occurred on January 1, 2007 and 2006, respectively.
Ackerly Oil Company
On December 22, 2006, the Company acquired certain assets of Ackerly Oil Company (“Ackerly”). The assets purchased were primarily the fuel and lubricant distribution business in Big Spring, Texas. The total cost of the acquisition was $1.4 million plus inventory of $0.2 million. In addition, the purchase price was increased by $0.1 million for an earnout provision with the seller.
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

The results of operations of the Queen assets are included in the consolidated statement of income from the date of acquisition. The following unaudited proforma combined results of operations of Queen for the year ended December 31, 2006, is presented as if the acquisition had occurred as of the beginning of the year presented (in thousands except per share data):

	Years Ended December 31,
	2006	2005
Revenue	$344,668	$322,190
Net income	1,892	1,803
Proforma diluted income per share	0.09	0.08

The Company’s net income of $1.6 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively, would have been net income of $1.9 million and $1.8 million if the acquisition of Queen had occurred on January 1, 2006 and 2005, respectively.
NOTE 5 — SELECTED BALANCE SHEET COMPONENTS
The following tables present the details of certain amounts included in the consolidated balance sheets at December 31, 2008 and 2007 (in thousands):

	2008	2007
Accounts receivable, net
Trade accounts receivable	$52,134	$96,315
Motor fuel tax receivable	492	241

	56,626	96,556
Allowance for doubtful accounts	(2,506)	(2,046)

	$50,120	$94,510

Other receivables
Notes receivable	$7,714	$27
Income taxes receivable	1,652	—
Other	866	394

	$10,232	$421

Property, plant and equipment, net
Equipment	$11,510	$12,646
Cardlocks	16,333	17,954
Automotive fleet	3,092	7,445
Office equipment	2,529	2,421
Buildings and improvements	5,537	5,899
Land	2,601	2,525

	41,206	48,890
Construction in progress	795	3,145
Less: accumulated depreciation	(10,452)	(10,429)

	$31,945	$41,606

Depreciation expense related to property, plant and equipment was $3.5 million, $3.2 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Accrued and other current liabilities

Customer credits	$3,104	$3,479
Payroll and benefits	2,912	1,958
Accrued sales and motor vehicle fuel tax payable	938	1,406
Interest	279	533
Dividends	243	246
Other	1,005	612

	$8,481	$8,234

NOTE 6 — DEBT PAYABLE
Long-term debt at December 31, consists of the following (in thousands):

	2008	2007
Revolving line of credit	$38,468	$68,655
Term loans	6,673	8,171
2004 term loan payable to a bank	2,280	3,066
2005 term loan payable to a bank	690	867
Note payable to a supplier	54	214
Note payable to shareholder of Reamax	511	1,282
Other notes payable	996	1,901

	49,672	84,156
Less: current maturities	(7,326)	(3,605)

	$42,346	$80,551

The Company’s original revolving line of credit (“Revolver”) provided for borrowing of the lesser of $55.0 million or a borrowing base, as defined, and was collateralized by accounts receivable, inventory, cash value of life insurance policies, rolling stock and a limited personal guarantee by a stockholder of the Company. Interest was payable monthly at prime plus 0.5% or LIBOR plus 3.0%, at the Company’s option. The Revolver was scheduled to mature on September 30, 2007.
In March 2007 the Revolver was amended to, among other things, (a) extend the maturity to September 30, 2012, (b) increase the line of credit to $70.0 million, (c) reduce the interest rate to LIBOR plus 1.75% or prime, at the Company’s option, for 2007 and thereafter based on levels of fixed charge coverage, (d) provide for improved advance rates on certain collateral, (e) eliminate a financial covenant to provide more flexibility for borrowing, and (f) release the personal guarantee of the shareholder.
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
In addition to the amendment to the Revolver, the lender also provided for certain term loan borrowings of up to $20.0 million. An initial term loan of $5.0 million, which was advanced at closing, and a $1.0 million term loan, which was subsequently funded, are secured by certain existing assets, including certain assets which secured three previously outstanding term notes, which had balances of approximately $2.0 million that were paid off from the $6.0 million proceeds. In addition, the lender also provided for an acquisition term loan line of credit in an aggregate original principal amount of up to $14.0 million. The acquisition term loans provide for certain advance rates for subsequently purchased equipment and real estate based upon appraised values. The term loans, which have a maturity of September 30, 2012, are payable in monthly principal installments based upon a 72-month amortization and bear interest at LIBOR plus 2.5% or prime plus 0.5%, at the Company’s option, and are secured by the general assets of the Company.
On December 28, 2007, the Company and the lender entered into a Third Amendment to the Revolver and a Forbearance Agreement. The purpose of the Forbearance Agreement and Third Amendment was to, among other things, provide: (i) a temporary $10.0 million increase in the Company’s revolving line of credit to a total of $80.0 million; (ii) an agreement on the part of the lender to forbear from exercising its rights and remedies due to the Company’s failure to comply with the fixed charge coverage ratio financial covenant under the Second Amended and Restated Financing Agreement until March 7, 2008. In addition, the Forbearance Agreement and Third Amendment also created new information requirements and a new financial covenant for the Company in consideration of the lender’s forbearance. In lieu of the Company’s compliance with the fixed charge coverage ratio financial covenant, during the forbearance period the Company was required to maintain certain minimum levels of EBITDA. In addition, during the forbearance period the Company was required to provide the lender with certain reports, projections and management’s analysis of the Company’s financial position, daily borrowing base certifications, and weekly cash flow projections.
As consideration for the Forbearance Agreement and Third Amendment, the Company agreed to pay the lender aggregate fees of $50,000 for the temporary increase in the Company’s revolving line of credit. In addition, in consideration of the lender’s forbearance, the Company agreed to pay additional interest of 60 basis points (0.6%) on borrowings during the forbearance period.
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
On April 14, 2008, the Company issued a promissory note for up to $5.0 million to the Greinke Personal Living Trust, Frank P. Greinke, Trustee, a related party, to be used for general working capital purposes. The note was payable upon demand by the lender upon one business day prior written notice. Interest on the note was at a rate of LIBOR (2.72%) plus 3.5%. Loans related to the note were made during the second quarter of 2008 in the total amount of $6.5 million. The note was repaid in full on July 23, 2008.
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
On August 8, 2008, the Company entered into a Seventh Amendment to the Second Amended and Restated Financing Agreement which replaced the forbearance agreement and waived the previous event of default. The Seventh Amendment also included other provisions including an increase in the interest rates on the Revolver and the term loans, a reset of the EBITDA and fixed charge coverage ratio covenant requirements, a reduction in the annual limit on capital expenditures from $5.0 million to $3.0 million, a requirement for an equipment and real estate appraisal on all collateral supporting the lender’s term loans, a requirement that the Company reduce its over-90 day accounts receivable balance to no greater than $4.5 million by October 31, 2008, accounts payable terms of no less than 30 days to a related party and its affiliates, and additional reporting requirements on an expanded and more frequent basis. The Company was in compliance with the covenant requirements as of December 31, 2008. However, subsequent to December 31, 2008, the Company’s management requested that the lenders reset the minimum EBITDA covenant so that it could avoid a technical default under the covenants of its Revolver that would have occurred as a result of the Company’s operating losses caused by the severe downturn in the U.S. economy.
On March 31, 2009, the Company and the lenders under its Second Amended and Restated Financing Agreement dated March 27, 2007, and The Greinke Personal Living Trust entered into an Eighth Amendment. The Eighth Amendment to the Company’s Second Amended and Restated Financing Agreement decreases the total loan commitment of the lenders from $85.0 million to $50.0 million, and lowers the EBITDA covenant requirements for February 2009 through April 2009. As consideration for the lenders’ agreement to the Eighth Amendment, the Company has agreed to an increase of 200 basis points (2.0%) in the interest rates applicable to the Revolver and the term loans. The foregoing description of the Eighth Amendment is not complete and is qualified in its entirety by reference to the full text of the Eighth Amendment, a copy of which is filed herewith as Exhibit 10.38 and incorporated herein by reference.
The 2004 term loan matures in November 2009 and is payable in monthly principal installments of $0.1 million plus interest at prime (3.25% at December 31, 2008) plus 1.5%. The term loan payable is collateralized by a first lien on certain assets of United Fuel — Texas, including but not limited to, certain equipment, real estate and storage tanks. There are also cross default provisions with the Company’s Revolver, and certain financial covenants including maintenance of a specified current ratio and net worth requirements. The term loan was paid in full on January 5, 2009 from proceeds of the sale of propane assets.
The 2005 term loan matures in October 2010, payable in monthly principal payments of $15,000 plus interest at prime (3.25% at December 31, 2008) plus 1.5%. The note is collateralized by a first lien on the property, plant and equipment acquired in the Clark Oil acquisition. The loan is also guaranteed by the Company. The loan was paid in full on January 5, 2009 from proceeds of the sale of propane assets.

The note payable to a supplier is a Business Development Fund Agreement (“BDF Agreement”). The note is unsecured, with scheduled retirements in annual amounts of $0.2 million through December 2008 and is subject to provisions of the BDF Agreement. The annual retirement is achieved by the Company meeting minimum product purchasing volumes or paying shortfall rates for product volumes purchased less than minimum levels prescribed in the BDF Agreement. Based on purchasing volumes, the balance remaining at December 31, 2008 is $0.1 million.
The note payable to the shareholder of Reamax is payable in quarterly installments of principal and interest of $0.1 million, including interest at 10%. The note is scheduled to mature in April 2010 with a final payment of $0.2 million. The note is guaranteed by the Company.
Other notes payable are comprised primarily of notes for the purchase of vehicles, equipment and a building. The notes have terms of four or five years, bear interest at rates ranging from 8.9%, 8.99%, or Wall Street Journal prime (3.25% at December 31, 2008) plus 1.0% or 1.5%, with monthly principal and interest payments aggregating approximately $50,000, and are collateralized by the vehicles, equipment and building purchased.
Aggregate maturities of long-term debt, for the years subsequent to December 31, 2008, are as follows (in thousands):

2009	$7,326
2010	1,909
2011	790
2012	39,225
2013	357
Thereafter	65

Total long-term debt	$49,672

NOTE 7 — ASSET RETIREMENT OBLIGATIONS
A summary of asset retirement obligation activity for the two years ended December 31, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Asset retirement obligation, beginning of year	$184	$172
Liabilities incurred	91	—
Revisions to estimated cash flow	45	—
Liabilities settled	(10)	—
Accretion expense	17	12

Asset retirement obligation, end of year	$327	$184

NOTE 8 — INCOME TAXES
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current income tax expense (benefit):
Federal	$—	$866	$758
State	140	407	93
Deferred income taxes	(2,456)	(3,311)	248

Total income tax expense (benefit)	$(2,316)	$(2,038)	$1,099

Income tax expense (benefit) differs from the “expected” tax computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Expected tax expense (benefit) at the Federal
Statutory rate	$(2,402)	$(2,465)	$919
Nondeductible expenses	61	66	87
State income taxes	140	268	93
Other	(115)	93	—

Total income tax expense (benefit)	$(2,316)	$(2,038)	$1,099

Deferred tax assets and liabilities at December 31, consist of the following (in thousands):

	2008	2007
Current deferred tax assets:
Allowance for bad debts	$852	$319
Allowance for slow moving inventory	131	—
UNICAP inventory adjustment	56	30
Stock compensation	207	—
Other	136	68

Total current deferred tax assets	$1,382	$417

Noncurrent deferred tax asset (liability):
Depreciation on property, plant and equipment	$(3,889)	$(1,884)
Net operating loss	3,810	3,015
Other	225	1,083
Deferred gain on sale of property	448	581
Goodwill amortization	(341)	(169)

Total noncurrent deferred tax asset, net	$253	$2,626

The Company has federal net operating loss carry-forwards of $11.2 million available to offset future taxable income which expire in various amounts through 2028. The Company’s federal tax returns from 2005 and forward are subject to examination by the IRS. Interest and penalties are charged to operations. There were no interest and penalties incurred during 2008, 2007 and 2006.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company has certain non-cancelable operating leases for property and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2008 are as follows (in thousands):

	Lease Obligations
	Third Party	Related Party	Sublease	Net
	Obligations	Obligations	Income	Obligations
2009	$2,843	$533	$(14)	$3,362
2010	2,674	494	(8)	3,160
2011	1,886	440	—	2,326
2012	546	440	—	986
2013	316	440	—	756
Thereafter	562	1,581	—	2,143

Total	$8,827	$3,928	$(22)	$12,733

Environmental remediation-related expenses are a regular cost of operating the Company’s business. At December 31, 2008, the Company continues cooperation and participation in several remediation efforts. Management believes the outcome of cleanup effort uncertainties are adequately addressed through the combination of State cleanup funds in which the Company participates and environmental liability insurance carried by the Company.
NOTE 10 — GOODWILL
The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment on an annual basis or more frequently if certain indicators arise. Goodwill represents the excess of purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In the second quarter of 2008, based on certain indicators, the Company tested goodwill for impairment and recognized $0.3 million in goodwill impairment and is included in general and administrative expenses in the accompanying statement of operations. The Company performed its annual testing for goodwill impairment in the fourth quarter of 2008 and concluded there was no additional impairment. There was no impairment to goodwill for the year ended December 31, 2007 and 2006.
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, are as follows (in thousands):

	Years Ended December 31,
	2008	2007
Goodwill, beginning of year	$24,844	$2,028
Goodwill increases due to acquisitions	—	22,816
Adjustments to purchase price allocation	2,486	—
Adjustments to purchase price	1,603	—
Propane asset sale	(697)	—
Goodwill impairment charges	(275)	—

Goodwill, end of year	$27,961	$24,844

The adjustments to the purchase price allocation were a result of an adjustment to deferred tax liability relating to the CFS acquisition and final valuations of properties purchased in the CFS acquisition. The adjustments to the purchase price were a result of additional transaction charges.
NOTE 11 — STOCKHOLDERS’ EQUITY
Preferred Stock
The Series A Cumulative Convertible Preferred Stock is entitled to receive 8% cumulative preferential dividends based on the original purchase price, payable quarterly. For the one year period beginning on the initial issuance date, as defined, the Company was permitted to pay the 8% dividend in shares of the Company’s common stock, based on the ten day average of the closing price immediately prior to the dividend date. For the year ended December 31, 2008, cash dividends aggregated $1.0 million of which $0.7 million was paid in cash and $0.3 million was accrued for at December 31, 2008. For the year ended December 31, 2007, cash dividends aggregated $0.8 million, and 161,006 shares of common stock were issued in lieu of cash for a total of $80 per share. For the year ended December 31, 2006, cash dividends aggregated $0.5 million, and 186,864 shares of common stock were issued in lieu of cash, for an average cash equivalent of $57.60 per share.
At the option of the holder, each share of preferred stock is convertible into shares of common stock, determined by dividing $1,000 by the conversion price, as defined. During 2008, preferred stock aggregating 300 shares was converted into 200,000 shares of the Company’s common stock. During 2007, preferred stock aggregating 365 shares was converted into 242,333 shares of the Company’s common stock.
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
Shares of preferred stock were sold on March 31, and April 25, 2006, with a conversion price of $1.50 per share. Because the fair value of the Company’s common stock on those dates was $1.64 and $1.75 per share, respectively, which was greater than the conversion price, the Company recorded a one-time, non-cash deemed dividend of approximately $1.6 million pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”
Financial covenants related to the Series A preferred stock include a limitation on the aggregate amount of term debt incurred by the Company. The limitation on the term debt is defined as the greater of $25 million or 3.5 times adjusted trailing twelve months EBITDA, as defined, calculated on a quarterly basis. At December 31, 2008, the Company was in compliance with this covenant.
Stock Warrants
Warrants outstanding for the purchase of the Company’s common stock as of December 31, 2008, are as follows:

Number of	Exercise
Warrants	Price	Expiration
350,000	$2.00	2009
1,093,333	1.50	2010
200,000	1.75	2010
225,000	2.00	2010
543,334	1.65	2011

2,411,667

All outstanding warrants have been issued to investors or financial advisors.
During 2008, warrants to purchase 208,333 of the Company’s common stock were exercised at an exercise price of $1.50 for total proceeds of $312,500. During 2007, warrants to purchase 200,000 of the Company’s common stock with an exercise price of $2.00 expired unexercised.
Equity Incentive Plan
In February 2005, the Company’s majority stockholders and Board of Directors approved the 2005 Equity Incentive Plan (the “2005 Plan”). At the Company’s Annual meeting of stockholders in June 2007, the stockholders approved an amendment to the 2005 Plan, which increased the number of shares available under the plan to 3,000,000. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, restricted stock or stock bonuses, to employees, officers, directors, consultants, independent contractors and advisors under certain conditions as defined in the 2005 Plan. A total of 3,000,000 shares of common stock have been authorized and reserved for issuance under the 2005 Plan, subject to certain adjustments to reflect changes in the Company’s capitalization. The 2005 Plan is to be administered by a committee appointed by the Board of Directors, or if no committee has been formed, then by the Board of Directors. The committee, or the Board of Directors, has the authority to interpret the 2005 Plan, to determine the persons to whom the awards will be granted, to determine the basis upon which the awards will be granted, and to determine the exercise price, duration and other terms of the awards to be granted under the 2005 Plan. As of December 31, 2008, 700,726 shares of common stock remained available for grant under the 2005 Plan.
Stock Options. Stock options are granted with an exercise price equal to the current market price of our common stock at the grant date and have ten year contractual terms. Options typically vest with one of the following schedules:
a.	One-third vesting annually over three years; or

b.	Quarterly in equal installments over three years, with the first vest date being the quarter-end following the quarter of grant.
Certain options provide for accelerated vesting in the event of a Corporate Transaction as defined in the option grant.

The following table summarizes stock options outstanding at December 31, 2008 and changes for the year then ended.

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(in Years)	Value ($000)
Outstanding, December 31, 2007	2,038,166	$1.48
Granted	750,000	0.91
Forfeited	(1,253,084)	1.46

Outstanding, December 31, 2008	1,535,082	1.22	6.1	$5

Vested and expected to vest, December 31, 2008	1,337,332	1.28	7.9	$5

Exercisable, December 31, 2008	907,582	1.44	3.8	$—

During March 2008, the Company granted an option to purchase up to 300,000 shares of the Company’s common stock. In November 2008, in exchange for the cancellation of the March 2008 option grant, the Company granted an option to purchase up to 150,000 shares of the Company’s common stock and a restricted stock award of 150,000 shares (in the aggregate, the “Modified Award”). In accordance with FAS 123R, the transaction was treated as a modification to the March 2008 option grant and the Company is required to recognize incremental compensation expense based on the difference between the fair value of the Modified Award as compared to the March 2008 grant as of the modification date. The incremental cost of the Modified Award of $94,000 will be expensed over the term of the Modified Award.
The weighted average grant date fair values of options granted during 2008, 2007 and 2006 was $0.36, $0.67 and $0.32, respectively. There were no stock options exercised in 2008. As of December 31, 2008, the total unrecognized compensation cost related to stock options was $0.4 million, which is expected to be recognized over a weighted average period of 2.2 years.
The Company estimates the fair value of stock options granted on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Years Ended December 31,
	2008	2007
Expected average life of option	6 yrs	6 yrs
Risk-free interest rate	1.8% to 3.2%	4.3% to 5.0%
Expected dividends	—	—
Expected volatility	41.93% to 50.93%	41.18% to 42.67%
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

The following table summarizes stock option information as of December 31, 2008:

	Options Outstanding
		Weighted
		Average
		Remaining
	Number	Contractual	Options
Exercise Prices	Outstanding	Life in Years	Exercisable
$0.55	100,000	9.8	8,333
$0.70	150,000	9.7	12,500
$0.80	200,000	9.9	4,167
$1.05	200,000	8.7	83,333
$1.47	440,828	2.1	440,828
$1.50	178,416	5.6	157,583
$1.53	100,000	8.2	58,333
$1.58	66,666	0.2	66,666
$1.67	40,000	8.5	16,667
$1.69	59,172	2.1	59,172

	1,535,082	6.1	907,582

The majority of employee stock options were repriced to $1.50 in November 2006.
Restricted Stock Awards: Restricted stock awards are typically granted with no exercise price. Restricted stock awards granted to the Company’s board of directors generally vest over one year. Restricted stock awards granted to employees generally vest quarterly over three years with the first vest date the quarter-end after the quarter of grant. A summary of the Company’s unvested restricted stock awards at December 31, 2008 and changes during 2008 are presented below.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 31, 2007	230,000	$1.36
Granted	442,192	$0.73
Vested	(257,192)	$1.28

Unvested, December 31, 2008	415,000	$0.74

The weighted average grant-date fair value of restricted stock awards granted in 2008, 2007 and 2006 was $0.73, $1.33 and $1.40, respectively. The fair value of restricted stock awards vested in 2008 and 2007 was $0.3 million and $0.1 million, respectively. No restricted stock awards vested in 2006. As of December 31, 2008, the total unrecognized compensation cost related to restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of 2.2 years.
Share-Based Compensation Expense. Total compensation expense related to all of our share-based awards, recognized under FAS 123R, for 2008, 2007 and 2006 was comprised of the following (in thousands):

	2008	2007	2006
Operating	$88	$—	$—
General and administrative	331	757	243

Share-based compensation expense	$419	$757	$243

Share-based compensation expense from:
Stock options	$169	$487	$243
Restricted stock awards	250	270	—

Total	$419	$757	$243

Since we have a net operating loss carry-forward as of December 31, 2008 and 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in fiscal 2008 and 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

NOTE 12 — INCOME (LOSS) PER SHARE INFORMATION
The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands except share and per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(4,749)	$(5,213)	$1,605
Less: preferred stock dividend	(991)	(1,007)	(737)
Less: effect of beneficial conversion feature as a deemed dividend	—	—	(1,638)

Net loss applicable to common stockholders	(5,740)	(6,220)	(770)
Denominator:
Weighted average common shares and denominator for basic and diluted calculation	40,189	20,796	13,375
Net loss per share applicable to common stockholders —basic and diluted	$(0.14)	$(0.30)	$(0.06)
For the years ended December 31, 2008, 2007, and 2006, the following options and warrants to purchase shares of the Company’s common stock, and restricted stock awards were outstanding but excluded from the computation of diluted net loss per share, as the inclusion of these shares would be anti-dilutive:

	2008	2007	2006
Stock options	1,535,082	2,038,166	1,601,516
Stock warrants	2,411,667	2,620,000	2,820,000
Restricted stock awards	415,000	230,000	92,000
In addition, for the years ended December 31, 2008, 2007 and 2006, the effect of 8,090,000, 8,290,000 and 8,533,333 potential common share equivalents, respectively, relating to the Company’s 12,135, 12,435 and 12,800 shares of convertible preferred stock, respectively, was excluded from the computation of diluted loss per share applicable to common stockholders because the result would have been anti-dilutive.
NOTE 13 — TRANSACTIONS WITH RELATED PARTIES
The Company purchases bulk fuels with payment terms beyond the industry’s standard from a company in which the Company’s Chairman of the Board owns a 100% interest. Billings from this company aggregated approximately $130.4 million and $48.0 million for the years ended December 31, 2008 and 2007, respectively. Additionally, interest expense related to payments of these billings totaled $0.5 million for the year ended December 31, 2008 and no interest expense for the same period in 2007. The Company hauls bulk fuels for hire for this same company and billings to this company aggregated $0.4 million for the year ended December 31, 2008 and $25,000 during the period October 1, 2007, through December 31, 2007. During 2008, the Company was dependent upon a company in which the Company’s Chairman of the Board owns a 100% interest to fund short-term working capital requirements. Typically, these borrowings are repaid within 30 days based on availability under our Revolver. As of December 31, 2008, we had $1.7 million outstanding for such borrowings, which amount is included in accounts payable to related parties on the consolidated balance sheet.
In connection with the acquisition of CFS in October 2007, the Company utilizes management and accounting services from this same company. Under the terms of the Transition Services Agreement, the Company was billed $1.1 million for the year ended December 31, 2008 and $0.2 million during the period October 1, 2007, through December 31, 2007. CFS leases real property on which its cardlocks are located from another company in which the Company’s Chairman of the Board owns a 100% interest. During the year ended December 31, 2008, payments aggregated $0.5 million and for the period October 1, 2007, through December 31, 2007, payments aggregated $0.1 million for such rents. The Company relocated its corporate offices in September 2008 and began renting facilities from the same company that rents real property to CFS. Payments relating to the corporate offices aggregated $39,000 for the year ended December 31, 2008. The same company owns a residence that the Company utilized during 2008 and 2007 for visiting executives. Payments aggregated $29,000 and $9,500 for 2008 and 2007, respectively. Additionally, for the year ended December 31, 2008, $43,000 of interest was paid to the personal living trust of the Company’s Chairman of the Board in connection with the $5.0 million promissory note issued to the Greinke Personal Living Trust.
In February 2006, the Company purchased an office building from the Company’s Vice-Chairman and former President for $0.7 million, which served as its corporate headquarters. Prior to this, the Company leased office space from him, as well as equipment. Payments for these lease arrangements aggregated approximately $10,000 for the year ended December 31, 2006. The stockholder rented office space from the Company, which approximated $10,000 for the year ended December 31, 2006. During 2008, the Company sold the building to a company 100% owned by the Company’s Vice-Chairman and former President for $0.7 million. The Company continued to rent space in the building through December 2008 and paid rents aggregating $10,000.
The Company purchases electricity from a company in which the Company’s Vice-Chairman and former President has a 15% interest. Payments for electricity to this company approximated $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company utilizes aviation services from two companies of which the Company’s Vice-Chairman and former President owns 100% and 50% respectively. Payments to these two companies aggregated approximately $35,000, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company sells fuel to two companies in which the Company’s Vice-Chairman and former President own interests of less than 10%. Sales aggregated $1.7 million to these companies for each of the years ended December 31, 2008, 2007 and 2006.
NOTE 14 — CONCENTRATION OF CREDIT RISK
Accounts receivable potentially subject the Company to concentrations of credit risk. The risk is limited due to the large number of customer base and their dispersion across agricultural, oilfield, and general commercial industries. For the year ended December 31, 2008, no customer accounted for 10% or more of the Company’s consolidated revenues. The Company had no significant concentrations of credit risk apart from customer operations occurring primarily in the geographical regions of Texas, New Mexico, Oklahoma, Arizona and California. The Company maintains its cash balances at several financial institutions located in those states, which at times may exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $0.25 million. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.
For the year ended December 31, 2008, three suppliers furnished an aggregate of 49% of the Company’s purchases of product, 39% of which was from a related party. For the year ended December 31, 2007, three suppliers furnished an aggregate of 47% of the Company’s purchases of product, 12% of which was from a related party. For the year ended December 31, 2006, two suppliers furnished an aggregate of 40% of the Company’s products for resale to customers. Management believes that, in the unlikely event that these suppliers were unable to continue to provide this commodity, alternative suppliers could be obtained without significant disruption to the Company’s normal operations.
NOTE 15 — EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company has a 401(k) plan for employees, which allows them to voluntarily contribute a specified percentage of their salary on a pretax basis to various self-directed investments up to the maximum federal limit. Prior to 2006, Company matching contributions were discretionary. Effective January 1, 2006, the Company matched 4% of employee contributions. Employees become vested in Company matching contributions at 25% after two years, and 25% each year thereafter until fully vested at 5 years. Company contributions aggregated $0.5 million, $0.4 million and $0.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 16 — QUARTERLY RESULTS OF OPERATIONS
A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts). Certain amounts have been reclassified to conform to the annual presentation.

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2008	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$208,120	$241,235	$231,006	$142,067
Cost of revenue	192,636	225,978	211,835	126,495
Gross profit	15,484	15,257	19,171	15,572
Operating expenses	15,196	19,161	16,179	17,653
Operating income (loss)	288	(3,904)	2,992	(2,081)
Income (loss) before income taxes	(1,418)	(5,057)	806	(1,396)
Net income (loss)	(936)	(3,120)	75	(768)
Net income (loss) per share:
Net income (loss) per common shares — basic	$(0.03)	$(0.08)	$—	$(0.03)
Net income (loss) per common shares — diluted	$(0.03)	$(0.08)	$—	$(0.03)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2007	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$75,762	$89,867	$97,358	$183,051
Cost of revenue	65,348	78,076	87,574	168,929
Gross profit	10,414	11,791	9,784	14,122
Operating expenses	9,610	10,093	11,406	17,289
Operating income (loss)	804	1,698	(1,622)	(3,167)
Income (loss) before income taxes	(316)	514	(2,934)	(4,515)
Net income (loss)	(215)	300	(1,844)	(3,454)
Net income (loss) per share:
Net income (loss) per common shares — basic	$(0.03)	$—	$(0.14)	$(0.09)
Net income (loss) per common shares — diluted	$(0.03)	$0.01	$(0.08)	$(0.09)

United Fuel & Energy Corporation
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Year	Expenses	Deductions		of Year
Year ended December 31, 2008
Allowance for doubtful accounts	$2,046	$6,930	$(6,470)		$2,506
Allowance for inventory obsolescence	345	40	—		385
Year ended December 31, 2007
Allowance for doubtful accounts	1,151	1,642	(747	)(a)	2,046
Allowance for inventory obsolescence	275	70	—		345
Year ended December 31, 2006
Allowance for doubtful accounts	1,101	600	(550)		1,151
Allowance for inventory obsolescence	235	40	—		275

(a)	Includes beginning balance at date of acquisition for CFS of $0.6 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A (T). Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as December 31, 2008. Based on that evaluation, our management concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of certain material weaknesses described below.
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
During 2008, we experienced significant turnover in the finance and accounting staff, including our interim chief financial officer, a corporate controller, and several staff accountants. This turnover resulted in considerable loss of knowledge related to our operations and accounting processes and procedures. This change in finance and accounting staff impacted the routine execution of accounting procedures and processes and resulted in a higher level of accounting anomalies. In September 2008, we hired a new chief financial officer and relocated our corporate headquarters, including most accounting functions, from Texas to California. In October 2008, we hired several key accounting staff, including a corporate controller. These changes improved our internal controls over financial reporting, but the controls were not in place for a sufficient amount of time to remediate the material weakness as of

December 31, 2008. We believe the change in staffing will be adequate to remediate this material weakness by the first quarter of 2009.
There was an internal control weakness surrounding our card lock inventory in locations outside of California as of December 31, 2008. We engage the services of third-party contractors to provide physical inventory counts on several locations where we do not have automated tank gauges installed. The physical inventory counts provided inconsistent readings and were not always available at the end of each month. This internal control weakness resulted in fluctuations to our inventory and cost of goods sold related to the specific sites and resulted in an increased likelihood of potential material errors in our financial reporting.
During 2008, we identified the following significant deficiencies, which were considered a material weakness when aggregated. There was no formal purchasing system or asset disposal system to help manage the addition or deletions of property and equipment, particularly with respect to the acquisitions completed during 2007. There were no formal reviews of assets entered into the corporate fixed asset management system, including inadequate review of new equipment purchases, changes to the fixed assets utilized in our business operations, and no periodic review of physical assets by location to the data maintained in the data files. These deficiencies increased the likelihood of potential material errors in our financial reporting.
In light of the material weaknesses in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance to GAAP. We added additional management review processes to cash reconciliation procedures, accounts payable and accounts receivable reconciliation procedures, and we strengthened the procedures in the inventory reconciliation process in order to improve overall controls over card lock gross margins. Accordingly, we believe that the consolidated financial statements included in the Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the period presented.
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
As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, under the criteria set forth in Internal Control Integrated Framework.
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
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference from United Fuel’s Proxy Statement for its 2009 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2008.
Item 11. Executive Compensation.
Incorporated by reference from United Fuel’s Proxy Statement for its 2009 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from United Fuel’s Proxy Statement for its 2009 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from United Fuel’s Proxy Statement for its 2009 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2008.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference from United Fuel’s Proxy Statement for its 2009 Annual Meeting of Stockholders which we intend to file with the SEC within 120 days after the end of the year ended December 31, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report
(1) Index to Consolidated Financial Statements
Page in Form 10-K

Report of Independent Registered Public Accountants	34

Consolidated Balance Sheets at December 31, 2008 and 2007	35

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	36

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	37

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	38

Notes to Consolidated Financial Statements	40

(2) Index to Consolidated Financial Statement Schedules

Schedule II	61

All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See Index to Exhibits on pages 67 to 72.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Fuel & Energy Corporation
Date: April 6, 2009	By:	/s/ Frank P. Greinke
Frank P. Greinke
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 6, 2009	By:	/s/ Frank P. Greinke
Frank P. Greinke
Chief Executive Officer and Chairman of the Board

Date: April 6, 2009	By:	/s/ Thomas E. Kelly
Thomas E. Kelly
Vice-Chairman of the Board

Date: April 6, 2009	By:	/s/ William C. Bousema
William C. Bousema
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: April 6, 2009	By:	/s/ Michael S. Chadwick
Michael S. Chadwick
Director

Date: April 6, 2009	By:	/s/ E. H. (Gene) Dewhurst
E. H. (Gene) Dewhurst
Director

Date: April 6, 2009	By:	/s/ Jesse B. Tutor
Jesse B. Tutor
Director

Date: April 6, 2009	By:	/s/ Richard Becktel
Richard Becktel
Director

Date: April 6, 2009	By:	/s/ Jack C. Pester
Jack C. Pester
Director

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K OF
UNITED FUEL & ENERGY CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit	Description

2.1	Agreement and Plan of Merger by and among the Registrant, Brands United Merger Sub, and United Fuel & Energy Corporation (Incorporated by reference from our Definitive Proxy Statement on Schedule 14C filed on January 6, 2005).

2.2	Asset Purchase Agreement dated as of March 2, 2005 among the Company, Clark Oil Company, William H. Clark, Jr. and Martin T. Clark (Incorporated by reference from our Form 8-K filed on March 8, 2005).

2.3	Asset Purchase Agreement, dated February 1, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (for the purpose of agreeing to execute an unconditional guaranty) (Incorporated by reference from our Form 8-K filed on February 3, 2006).

2.4	Addendum to the Asset Purchase Agreement, dated March 10, 2006, by and among Eddins-Walcher Company, Queen Oil & Gas Company, each stockholder of seller (as listed therein) and United Fuel & Energy Corporation (Incorporated by reference from our Form 8-K filed on March 15, 2006).

2.5	Asset Purchase Agreement, dated February 28, 2007, by and among Eddins-Walcher Company, a Texas corporation, Reamax Oil Company, Inc., an Arizona corporation, Wayne Transportation, Inc., an Arizona corporation, Harry Wayne Monasmith, Jr., an individual, and Relynn G. Monasmith, an individual (Incorporated by reference from our Form 8-K filed on March 6, 2007).

2.6	Agreement and Bill of Sale, dated May 31, 2007, by and among United Fuel & Energy Corporation, a Texas corporation, Propane Direct, LLC, an Oklahoma limited liability company, and each of its members (Incorporated by reference from our Form 8-K filed on June 6, 2007).

2.7	Mutual Stock Purchase Agreement dated September 14, 2007, by and among United Fuel & Energy Corporation, Cardlock Fuels System, Inc., Frank P. Greinke, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust (Incorporated by reference from our Form 8-K filed on September 18, 2007).

2.8	Asset Purchase Agreement dated December 31, 2008, by and between United Fuel & Energy Corporation, a Texas corporation, and Propane Direct Enterprises, LLC, a Texas limited liability company (Incorporated by reference from our Form 8-K filed on January 7, 2009).

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.2	Certificate of Amendment to Articles of Incorporation filed on or about October 29, 2001 (Incorporated by reference from our Form 10-QSB filed on November 19, 2001).

3.3	Articles of Merger (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

3.4	Certificate of Amendment to Articles of Incorporation filed on August 30, 2004 (Incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 18, 2004).

Exhibit	Description

3.5	Certificate of Amendment to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Certificate of Change to Articles of Incorporation filed on January 31, 2005 (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

3.7	Certificate of Amendment to Articles of Incorporation September 6, 2007 (Incorporated by reference from our Quarterly Report on Form 10-Q filed on September 20, 2007).

3.8	Corporate Bylaws (Incorporated by reference from our Registration Statement on Form 10-SB filed on March 21, 2001).

3.9	Certificate of Designation for the Series A Preferred Stock filed on March 30, 2006 (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.1	Warrant Agreement dated September 27, 2004 between Steve Antebi and the Company (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.2	Form of Registration Rights Agreement between the Company and Purchasers of the Company’s Preferred Stock (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

4.3	Form of Warrant issued to the certain Purchasers (as defined therein), dated June 2005 (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.4	Form of Registration Rights Agreement dated June 2005 by and between the Company and the Purchasers of the Company’s common stock (as defined therein) (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

4.5	Form of Warrants issued to Financial Advisors (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

4.6	Form of Registration Rights Agreement dated March 9, 2006 by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s common stock (Incorporated by reference from our Current Form 8-K filed on March 15, 2006).

4.7	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the Purchasers of the United Fuel & Energy’s Series A Preferred Stock (Incorporated by reference from our Form 8-K filed on April 4, 2006).

4.8	Form of Warrant issued to Sanders Morris Harris, Inc. (Incorporated by reference from our Form 8-K filed on May 1, 2006).

4.9	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.9 of our Form S-3 filed on June 23, 2006).

4.10	Form of Registration Rights Agreement by and between United Fuel & Energy Corporation and the certain purchasers of shares of United Fuel & Energy’s common stock from Thomas E. Kelly (Incorporated by reference from Exhibit 4.10 of our Form S-3 filed on June 23, 2006).

4.11	Stockholders Agreement dated October 5, 2007, by and among United Fuel & Energy Corporation, a Nevada corporation, Frank P. Greinke, Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999, Thomas E. Kelley, Falcon Seaboard Investment Company, L.P., and Charles McArthur (Incorporated by reference from our Form 8-K filed on October 11, 2007).

Exhibit	Description

4.12	Registration Rights Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Frank P. Greinke, as Trustee under the Greinke Business Living Trust dated April 20, 1999 (Incorporated by reference from our Form 8-K filed October 11, 2007).

10.1	2005 Equity Incentive Plan (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.2	Form of Incentive Stock Option Agreement (Incorporated by reference from our Form 8-K filed on September 22, 2005).

10.3	Form of Non-Statutory Stock Option Agreement (Incorporated by reference from our Form 8-K filed on September 22, 2005).

10.4	Promissory Note dated October 28, 2004 between Eddins-Walcher Company as Maker and Sterling Bank as Payee (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.5	Amended and Restated Loan Agreement dated October 10, 2003, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.6	First Amendment to Loan Agreement and Consent dated July 14, 2004, among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.7	Second Amendment to Amended and Restated Loan Agreement and Consent dated August 6, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.8	Third Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and First American Bank, SSB as Lender (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.9	Fourth Amendment to Amended and Restated Loan Agreement dated October 10, 2004, by and among Three D Oil Co. of Kilgore, Inc. as borrower, United Fuel & Energy Corporation and Thomas E. Kelly as Guarantors, and Citibank Texas, N.A., formerly known as, First American Bank, SSB as Lender. (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	Letter of Agreement between Shell Oil Products and the Company dba Eddins-Walcher Company dated July 15, 2002 (Incorporated by reference from our Form 10-Q filed on May 16, 2005).

10.11	Form of Securities Purchase Agreement dated June 2005 by and between the Registrant and the Purchasers identified on the signature page thereto (Incorporated by reference from our Form 10-Q filed on August 17, 2005).

10.12	Trademark License and Supply Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation and Southern Counties Oil Co., a California limited partnership, d/b/a SC Fuels. (Incorporated by reference from our Form 8-K filed October 11, 2007).

Exhibit	Description

10.13	Amended and Restated Executive Employment Agreement dated October 5, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Charles McArthur. (Incorporated by reference from our Form 8-K filed on October 11, 2007).

10.14	Executive Services Agreement dated December 26, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Tatum LLC (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007).

10.15	Employment Letter dated December 26, 2007, by and between United Fuel & Energy Corporation, a Nevada corporation, and Lyndon James (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007).

10.16	Employment Agreement dated March 30, 2008, by and between United Fuel & Energy Corporation, a Nevada corporation, and Joseph Juliano (Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007).

10.17	Form of Indemnification Agreement entered into by and between United Fuel & Energy Corporation, a Nevada corporation, and each of its directors on October 5, 2007. (Incorporated by reference from our Form 8-K filed on October 11, 2007).

10.18	The Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as a borrower, Three D Oil Co., of Kilgore, Inc., as a borrower, The CIT Group/Business Credit, Inc., as agent and a lender, SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders. (Incorporated by reference from our Form 8-K filed on March 30, 2007).

10.19	First Amendment dated September 20, 2007, to the Second Amended and Restated Financing Agreement dated March 27, 2007, by and among United Fuel & Energy Corporation, formerly known as Eddins-Walcher Company as borrower. Three D Oil Co., of Kilgore, Inc., as a borrower. The CIT Group/Business Credit, Inc., as agent and a lender. SunTrust Bank, as documentation agent and a lender, and PNC Bank, National Association, and Wachovia Bank, N.A., as lenders. (Incorporated by reference from our Form 10-Q filed on September 20, 2007)

10.20	Second Amendment to Second Amended and Restated Financing Agreement dated October 5, 2007, by and among The CIT Group/Business Credit, Inc., SunTrust Bank, Wachovia Bank, N.A. and PNC Bank National Association, as Lenders, CIT as administrative and collateral agent, and United Fuel & Energy Corporation, a Texas corporation, and Three D Oil Co. of Kilgore, Inc., a Texas corporation, and Cardlock Fuels System, Inc., a California corporation, and United Fuel & Energy Corporation, a Nevada corporation. (Incorporated by reference from our Form 8-K filed on October 11, 2007).

10.21	Forbearance Agreement and Third Amendment to Second Amended and Restated Financing Agreement dated December 28, 2007, by and among United Fuel & Energy Corporation (Texas), Three D Oil Co., of Kilgore, Inc., Cardlock Fuels System, Inc., United Fuel & Energy Corporation (Nevada), The CIT Group/Business Credit, Inc., SunTrust Bank, Wachovia Bank, N.A. and PNC Bank, National Association. (Incorporated by reference from our Form 8-K filed on January 3, 2008).

10.22	The Fourth Amendment to the Second Amended and Restated Financing Agreement dated March 28, 2008, by and among The CIT Group/Business Credit, Inc., SunTrust Bank, PNC Bank, National Association, Wachovia Bank, N.A., United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation. (Incorporated by reference from our Form 8-K filed on April 3, 2008).

Exhibit	Description

10.23	Promissory Note of United Fuel & Energy Corporation, a Nevada corporation, dated April 14, 2008, in favor of The Greinke Personal Living Trust, Frank P. Greinke, Trustee (Incorporated by reference from our Form 8-K filed on April 18, 2008).

10.24	The Fifth Amendment to the Second Amended and Restated Financing Agreement dated April 18, 2008, by and among The CIT Group/Business Credit, Inc., SunTrust Bank, PNC Bank, National Association, Wachovia Bank, N.A., United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation (Incorporated by reference from our Form 8-K filed on April 18, 2008).

10.25	Amended and Restated Promissory Note of United Fuel & Energy Corporation, a Nevada corporation, dated May 27, 2008, in favor of The Greinke Personal Living Trust, Frank P. Greinke, Trustee (Incorporated by reference from our Form 8-K filed on June 2, 2008).

10.26	Separation Agreement and Release of All Claims, dated as of June 12, 2008, between Charles McArthur and United Fuel & Energy Corporation (Incorporated by reference from our Form 8-K filed on June 18, 2008).

10.27	Seventh Amendment to Second Amended and Restated Financing Agreement dated August 8, 2008, by and among The CIT Group/Business Credit, Inc., Wachovia Bank, N.A., PNC Bank, National Association, SunTrust Bank, The Greinke Personal Living Trust, Frank P. Greinke, Trustee, United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation (Incorporated by reference from our Form 8-K filed on August 11, 2008).

10.28	Employment Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.29	Incentive Stock Option Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.30	Restricted Stock Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.31	Indemnification Agreement dated September 16, 2008 by and between United Fuel & Energy Corporation and William C. Bousema (Incorporated by reference from our Form 8-K filed on September 18, 2008).

10.32	Restricted Stock Agreement dated November 12, 2008 by and between United Fuel & Energy Corporation and Joseph M. Juliano (Incorporated by reference from our Form 8-K filed on December 15, 2008).

10.33	Incentive Stock Option Agreement dated November 12, 2008 by and between United Fuel & Energy Corporation and Joseph M. Juliano (Incorporated by reference from our Form 8-K filed on December 15, 2008).

10.34	Amended and Restated Employment Agreement dated December 9, 2008 by and between United Fuel & Energy Corporation and Joseph M. Juliano (Incorporated by reference from our Form 8-K filed on December 15, 2008).

Exhibit	Description

10.35	Indemnification Agreement dated November 12, 2008 by and between United Fuel & Energy Corporation and Joseph M. Juliano (Incorporated by reference from our Form 8-K filed on December 15, 2008).

10.36	Subordinated Promissory Note dated December 31, 2008 issued by Propane Direct, LLC to United Fuel & Energy Corporation, a Texas corporation (Incorporated by reference from our Form 8-K filed on January 7, 2009).

10.37	Deed of Trust Promissory Note dated December 31, 2008 issued by Propane Direct, LLC to United Fuel & Energy Corporation, a Texas corporation (Incorporated by reference from our Form 8-K filed on January 7, 2009).

10.38	Eighth Amendment to Second Amended and Restated Financing Agreement dated March 31, 2009, by and among the CIT Group/Business Credit, Inc., Wachovia Bank, N.A., PNC Bank National Association, SunTrust Bank, The Greinke Personal Living Trust, Frank P. Greinke, Trustee, United Fuel & Energy Corporation, a Texas corporation, Three D Oil Co. of Kilgore, Inc., Cardlock Fuels System, Inc., and United Fuel & Energy Corporation, a Nevada corporation.*

21.1	List of subsidiaries*

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act*

*	filed herein