Form 10-K/A
period 2008-12-31
UNITED FUEL & ENERGY CORP
filed 2009-04-30
CIK 1137031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File No. 000-32473
UNITED FUEL & ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-2037688
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1800 W. Katella Ave., Suite 102, Orange, California	92867
(Address of Principal Executive Offices)	(Zip Code)
(714) 923-3010
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share
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

UNITED FUEL & ENERGY CORPORATION
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of United Fuel & Energy Corporation for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 6, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. This Amendment contains information previously omitted from the Original Filing pursuant to General Instruction G(3) to Form 10-K and is being filed pursuant to that instruction.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to United Fuel & Energy Corporation. Other defined terms used in this Amendment but not defined shall have the meaning specified for such terms in the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The following table sets forth certain information regarding our directors as of April 21, 2009:

Name	Age	Position(s) with the Company
Frank P. Greinke	54	Chairman of the Board and Chief Executive Officer
Thomas E. Kelly	54	Vice-Chairman of the Board
Richard Becktel (1)(3)	55	Director
Michael S. Chadwick (1)	57	Director
E.H. (Gene) Dewhurst (1)(2)	62	Director
Jesse B. Tutor (2)	62	Director
Jack C. Pester	74	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Mr. Becktel was added as a member of the Compensation Committee on April 16, 2008.
Below is a brief description of the business experience and educational background of each of our directors, including the capacities in which they have served:
Frank P. Greinke, 54, has been a member of our Board of Directors since October 5, 2007 and serves as our Chairman of the Board. The appointment of Mr. Greinke to our Board of Directors and his election as Chairman was a condition to the completion of our acquisition of Cardlock Fuels System, Inc. Mr. Greinke is currently, and has been for at least the past five years, the indirect sole owner and chief executive officer of Southern Counties Oil Co., a petroleum distributor. He served as a member of the board of directors of Pacific Ethanol, Inc. until October 17, 2006. Mr. Greinke is a director of the Society of Independent Gasoline Marketers of America and a former Chairman of the Southern California Chapter of the Young Presidents Organization and serves on the board of directors of The Bank of Hemet and on the advisory board of Solis Capital Partners, Inc. He is a member of the Dean’s Advisory Board of the College of Business and Economics at California State University, Fullerton, and the Chapman University’s President’s Cabinet. He was appointed to the position of Honorary Consul of the Republic of Georgia on October 26, 2006.
Thomas E. Kelly, 54, has been a member of our Board of Directors since February 27, 2005 and serves as the Vice-Chairman of the Board. Mr. Kelly assists in the evaluation of acquisitions and other business development initiatives, thereby utilizing his background in the oil and gas industry and in finance. Mr. Kelly graduated from Baylor University with a BA degree, and has been involved in the oil and gas industry for over 20 years as an investor, principal and company officer. He is one of two founders of United Fuel — Texas and was the Chief Executive Officer of United Fuel — Texas from 1998 through May, 2004. Since that date, Mr. Kelly has primarily devoted his business time, other than that devoted to United Fuel to the organization and development of other start-up companies in the oil and gas industry.
Richard Becktel, 55, has been a member of our Board of Directors since January 22, 2008. Mr. Becktel has been involved in the fuel and lubricant distribution business for over 30 years. From 1998 until present, Mr. Becktel has served as President and Chief Executive Officer of Southern Counties Lubricants, LLC in Orange, California, a privately held marketer and distributor of lubricant products in southern California. Mr. Becktel graduated from California State University, Fullerton in Accounting/Finance.
Michael S. Chadwick, 57, has been a member of our Board of Directors since June 14, 2006, and serves as the Chairman of our Compensation Committee. Mr. Chadwick is the director nominee of our Series A Preferred Stockholders. Mr. Chadwick is a Managing Director at SMH Capital Inc. and a senior member of the firm’s Investment Banking Group in Houston functioning as a generalist. Mr. Chadwick has been active in the commercial and investment banking fields since 1975, arranging private placements and underwriting public offerings of debt and equity, advising on mergers and acquisitions, recapitalizations and management buy-outs, project financings, leveraged and single investor lease financings, performing valuations and fairness opinions and providing expert testimony. Mr. Chadwick holds an MBA in Finance from Southern Methodist University and a BA in Economics from the University of Texas at Austin and attended the Wharton School of Finance at the University of Pennsylvania. Mr. Chadwick currently serves on the boards of directors of Landry’s Restaurants, Inc. (NYSE: LNY), and Home Solutions of America, Inc. (Pink Sheets: HSOA).
E.H. (Gene) Dewhurst, 62, has been a member of our Board of Directors since August 14, 2006. Mr. Dewhurst is a Managing General Partner of a partnership that is a limited partner in Falcon Seaboard Investment Company, L.P. Mr. Dewhurst has been with Falcon Seaboard since 1990 and serves as a Partner/Vice President - Finance & Treasurer of Falcon Seaboard’s entities. Falcon Seaboard is a privately-owned diversified energy, investment, and ranching company. Prior to joining Falcon Seaboard, Mr. Dewhurst was with MBank/Bank One, Houston, Texas from 1979 to 1990, as Senior Vice President, Department Manager. He also worked for over a year with Big Three Industries, for eight years with Texas Commerce Bank, Houston, and one year with IBM in Dallas. Mr. Dewhurst received a BA degree from the University of Texas, Austin in 1969, and is a 1984 graduate of the Southwestern Graduate School of Banking. Mr. Dewhurst currently serves on the Boards of A-1 Striping & Paving, The Houston Symphony Society, The Houston Symphony Endowment, Greater Houston Partnership, IBS-STL Global, and TriState Capital Bank. On April 25, 2006, Falcon Seaboard Investment Company, L.P. purchased 3,000 shares of our Series A Preferred Stock at $1,000 per share in a private offering. At the time of the purchase of Series A Preferred Stock by Falcon Seaboard Investment Company, L.P., we discussed the possibility of adding Mr. Dewhurst or another Falcon representative to our Board of Directors at some time in the future. At the time of the investment, Thomas E. Kelly, our Chairman, and Charles McArthur, our Chief Executive Officer, entered into a Voting Agreement with Falcon Seaboard Investment Company, L.P., pursuant to which they have agreed to vote (or cause to be voted) all of their shares (and any and all securities issued or issuable in respect thereof) in favor of electing one member designated by Falcon Seaboard Investment Company, L.P. to our Board of Directors and against (or to otherwise withhold votes from) any nominees for election to our Board of Directors to whom Falcon Seaboard Investment Company, L.P. has notified them that it reasonably objects.
Jesse B. Tutor, 62, has been a member of our Board of Directors since September 7, 2006, and serves as the Chairman of our Audit Committee. Mr. Tutor recently retired from Accenture after 34 years of service, during which he was a partner for 23 years. Accenture is a publicly held consulting firm that evolved from the consulting practice of Arthur Andersen and Andersen Consulting. During his tenure at Accenture, Mr. Tutor served as a managing partner of various regional, national and global operations, and was a member of the Executive Committee (of both Accenture and Andersen Worldwide), Operations Committee and Global Management Committee. Mr. Tutor also served as Senior Accenture client partner for Tenneco, Occidental Petroleum, Pennzoil, Brown & Root, HL&P, Transco, Texas Eastern and Valero. Mr. Tutor graduated from the University of Mississippi with his BBA in accounting and was a gold medal winner in the state of Mississippi for the CPA exam. Mr. Tutor is a member of the Board of Directors for the Houston Symphony. He also serves as the President of the Houston Symphony Society.
Jack C. Pester, 74, has been a member of our Board of Directors since December 16, 2008. Mr. Pester is Chairman of the Board of Pester Marketing, a retailer and transporter of petroleum products in Colorado, Kansas and Nebraska. Mr. Pester currently serves on the board of directors of Evergreen Energy, an alternative energy company formerly known as KFx, Inc., and serves as Secretary and Treasurer of the Society of Independent Gasoline Marketers of America. He also serves as Trustee Emeritus of Drake University. Mr. Pester founded Pester, Inc. in 1958 with one service station. He expanded the company into a refining, retailing, transportation and pipeline company. He sold the refinery and other assets to Coastal Corporation, a diversified energy company in 1985 and later joined The Coastal Corporation as a Senior Vice President of International Refining and Marketing until retiring in 1999. Mr. Pester is a past president of the Independent Refiners Associate of America and the Petroleum Marketers Association of America. He has served on the boards of AmerUs Group Company, Bankers Life of New York, Estonia Oil Services, Spacecom and Econergy. He was elected to the Drake University governing board in 1972 and served as chair from 1986 to 1988, stepping down in 2001.
Committees of the Board
The Board of Directors has two committees: the Compensation Committee and the Audit Committee. Each committee has a written charter which guides its operations. The written charters of both committees are available on United Fuel’s internet website at www.ufeonline.com, or a copy may be obtained upon request from the Corporate Secretary of United Fuel.
The Compensation Committee
The Compensation Committee administers our equity incentive plan, determines compensation arrangements for our Chairman of the Board and our Chief Executive Officer, and makes recommendations to the Board of Directors concerning the compensation of our other executive officers and directors. The Compensation Committee met eight times during 2008. All members of the Compensation Committee are independent as defined by the listing standards of the Nasdaq.

The Compensation Committee has the ability, under its charter, to select and retain, at our expense, one or more compensation consultants or other advisors necessary to assist the Compensation Committee as the Compensation Committee may deem appropriate, in its sole discretion. The Compensation Committee has the sole authority to approve related fees and retention terms for any of its consultants or advisors.
The Compensation Committee’s primary responsibilities, which are discussed in detail within its charter, are to:
•	assist the Board of Directors in ensuring that a proper system of long-term and short-term compensation is in place to provide performance-oriented incentives to management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and our company;

•	review and approve corporate goals and objectives relevant to the compensation of our executive officers, evaluate the performance of each executive officer in light of those goals and objectives, and determine compensation levels of our executive officers based on this evaluation; and

•	make recommendations to the Board of Directors with respect to non-executive officer compensation, incentive-compensation plans and equity-based plans.
The Audit Committee
United Fuel has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is responsible for reviewing our accounting practices. Jesse B. Tutor has been designated by our Board of Directors as the Audit Committee financial expert (as defined in the applicable regulations of the SEC). See the Audit Committee Report later in this document, which details the duties and performance of the Committee. The Audit Committee met seven times in 2008. All members of the Audit Committee are independent as defined by the listing standards of the Nasdaq. The composition and responsibilities of the Audit Committee and the attributes of its members are intended to be in accordance with applicable requirements for corporate audit committees.
Executive Officers
     The following table sets forth certain information regarding our executive officers as of April 21, 2009:

Name	Age	Position(s) with the Company
Frank P. Greinke	54	Chairman of the Board and Chief Executive Officer
Joseph Juliano	32	President and Chief Operating Officer
William C. Bousema	59	Executive Vice President, Chief Financial Officer and Secretary
     Frank P. Greinke has served as our Chairman of the Board since October 5, 2007 and as our Chief Executive Officer since June 10, 2008. See “Directors” for a full biography of Mr. Greinke.
     Joseph Juliano, 32, was appointed as our President and Chief Operating Officer effective December 9, 2008. Mr. Juliano served as our Executive Vice President and Chief Operating Officer from March 30, 2008 until his appointment as our President and Chief Operating Officer. From 2005 until joining the Company, Mr. Juliano served as president of PNEC Corporation, which is a leading distributor of heating oil, gas, diesel, lubricants and alternative fuels in the Pacific Northwest. PNEC Corporation has a staff of over 60 employees and annual revenues of approximately $100 million. From 2004 until 2005, Mr. Juliano served as vice president of PNEC. From 2002 to 2004 when he joined PNEC, he served as a Territory Sales Manager for Southern Counties Lubricants, LLC, a leading distributor of lubricants in California. Mr. Juliano received a Bachelor of Arts in Economics from Princeton University. Mr. Juliano is the son-in-law of our Chairman of the Board, Frank P. Greinke.
     William C. Bousema, 59, was appointed as our Executive Vice President and Chief Financial Officer on September 16, 2008. Mr. Bousema has extensive business experience leading financial and operations functions as the chief financial officer at high growth public, private and venture capital backed entities. Mr. Bousema has demonstrated success in increasing shareholder value, improving cash flow, streamlining processes and operations, and re-establishing foundational business practices that resulted in meeting corporate goals and objectives. Most recently, Mr. Bousema was a Special Consultant with The Scotland Group, Inc., a corporate turnaround management firm, from 2006 to 2008, where he performed chief financial officer and chief operating officer duties at client companies. Prior to that, he served as the Chief Financial Officer for Primal Solutions, Inc. from 2004 to 2006. He is a Certified Public Accountant, and received his B.A. in Accounting from Dordt College.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Based solely on reports and other information submitted by executive officers, directors and persons who own more than ten percent of our common stock, we believe that, during the year ended December 31, 2008, each of our executive officers, directors and persons who own more than ten percent of our common stock filed all reports required by Section 16(a), except for three late filings on Form 4 by E. H. (Gene) Dewhurst, reporting a total of four transactions; two late filings on Form 4 by Richard Becktel, reporting a total of five transactions; two late filings on Form 4 by Joseph Juliano, each reporting one transaction; one late filing on Form 4 by each of Thomas E. Kelly and Frank P. Greinke, each reporting two transactions; and one late filing on Form 4 by each of Jesse B. Tutor, Michael S. Chadwick and William C. Bousema, each reporting one transaction.
Code of Ethics
We adopted a Code of Business Conduct and Ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, which is a “code of ethics” as defined by applicable rules of the SEC. This code was filed with the SEC on our Form 10KSB/A of November 11, 2004. A copy may also be obtained without charge upon request to: United Fuel & Energy Corporation, 1800 W. Katella Ave., Suite 102, Orange, California 92867, Attn: Corporate Secretary. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code that apply to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, if any, and relate to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the SEC.
Audit Committee Report
The following Report of the Audit Committee concerns the Committee’s activities regarding oversight of our financial reporting and auditing process and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.
The Audit Committee is comprised solely of independent directors and it operates under a written charter adopted by the Board of Directors (the “Audit Charter”). The Audit Charter reflects standards set forth in SEC regulations. The composition of the Audit Committee, the attributes of its members and the responsibilities of the Committee, as reflected in the Audit Charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Audit Committee reviews and assesses the adequacy of the Audit Charter on an annual basis. The full text of the Audit Charter can be found on United Fuel’s internet website at www.ufeonline.com. A copy may also be obtained upon request from the Corporate Secretary of United Fuel.
As set forth in more detail in the Audit Charter, the Audit Committee’s purpose is to assist the Board of Directors in its general oversight of our financial reporting, internal control and audit functions. Management is responsible for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles and internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. Johnson Miller & Co., our independent registered public accounting firm, is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.
The Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management or the independent auditor, nor can the Audit Committee certify that the independent auditor is “independent” under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee’s members in business, financial and accounting matters.
Among other matters, the Audit Committee monitors the activities and performance of our auditors, including the audit scope, external audit fees, auditor independence matters and the extent to which the independent auditor may be retained to perform non-audit services. The Audit Committee has ultimate authority and responsibility to select, evaluate and, when appropriate, replace our independent auditor. The Audit Committee also reviews the results of the external audit work with regard to the adequacy and appropriateness of our financial, accounting and internal controls. Management and independent auditor presentations to and discussions with the Audit Committee also cover various topics and events that may have significant financial impact or are the subject of discussions between management and the independent auditor. In addition, the Audit Committee generally oversees our related person transaction policy and other similar internal corporate governance compliance programs.
The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under the Audit Charter. To carry out its responsibilities, the Audit Committee met seven times during the year ended December 31, 2008. The Audit Committee also meets privately with the external auditors as well as management.
During the first quarter of 2008, management completed the documentation, testing and evaluation of United Fuel’s internal control over financial reporting in response to the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. The Audit Committee was kept apprised of the progress of the evaluation and provided oversight to management during the process. In connection with this oversight, the Audit Committee received periodic updates provided by management. During the fourth quarter of 2008, management performed additional testing and evaluation of internal controls. Management’s assessment identified additional material weaknesses and provided these findings to the Audit Committee. The Audit Committee reviewed the report of management contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, as well as Johnson Miller & Co.’s Report of Independent Registered Public Accounting Firm, included in our Annual Report on Form 10-K, related to its audit of the consolidated financial statements.
In overseeing the preparation of our financial statements, the Audit Committee met with both management and our outside auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee’s review included discussion with the outside auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication With Audit Committees).
With respect to our outside auditors, the Audit Committee, among other things, discussed with Johnson Miller & Co. matters relating to its independence, including its letter and the written disclosures made to the Audit Committee as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).
On the basis of these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Board of Directors approve the inclusion of our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.
Respectfully submitted,
THE AUDIT COMMITTEE
Jesse B. Tutor — Chairman,
and E. H. (Gene) Dewhurst

Item 11. Executive Compensation
Summary Compensation
The Summary Compensation Table below shows the total compensation awarded to, earned by or paid to the Principal Executive Officer (“PEO”), the two most highly compensated executive officers (other than the PEO) and one additional former executive officer who was one of the two most highly compensated individuals other than the PEO but was not serving as an executive officer at the end of the fiscal year ending December 31, 2008 (hereinafter referred to as the “named executive officers”).

SUMMARY COMPENSATION TABLE

							Non – Equity	Nonqualified
							Incentive	Deferred
				Stock		Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)	($)		($)	($)	($)	($)		($)
Frank P. Greinke –	2008	1 (1)	—	28,232	(2)	—	—	—	12,500	(3)	40,732
Chief Executive Officer and Chairman of the Board (PEO) (1)*

Joseph Juliano –	2008	153,354	—	—		40,433	—	—	11,702	(5)	205,489
President and Chief Operating Officer (4)

William C. Bousema	2008	66,643	—	8,750	(7)	4,066	—	—	2,469	(8)	81,928
– Executive Vice President and Chief Financial Officer (6)

Lyndon James–	2008	283,089	—	—			—	—	114,000	(10)	397,089
Interim Chief Financial Officer(9)

Charles McArthur –	2008	225,000	—	70,500	(11)	—	—	—	115,392	(12)	410,892
Former Chief	2007	324,038	—	103,100	(13)	168,078	—	—	52,192	(14)	647,408
Executive Officer and President (PEO) (1)*

*	“PEO” refers to principal executive officer.

(1)	Mr. McArthur resigned as our President, Chief Executive Officer and a director effective June 10, 2008 at which time Mr. Greinke was appointed as President and Chief Executive Officer. Mr. Greinke has been our Chairman of the Board since October 5, 2007. At Mr. Greinke’s request, we pay Mr. Greinke a salary of $1 per year for his services as Chairman of the Board and Chief Executive Officer.

(2)	Compensation expense of $9,857 was recorded for the year ended December 31, 2008, in connection with the grant of 14,082 shares of restricted stock on September 3, 2008, in connection with Mr. Greinke’s service as a director. Compensation expense of $10,500 was recorded for the year ended December 31, 2008, in connection with the grant of 20,000 shares of restricted stock on June 18, 2008, in connection with Mr. Greinke’s service as a director. Compensation expense of $7,875 was recorded for the year ended December 31, 2008, in connection with the grant of 15,000 shares of restricted stock on June 18, 2007, in connection with Mr. Greinke’s service as a director.

(3)	Amount represents compensation paid to Mr. Greinke for his services as a director.

(4)	Mr. Juliano was promoted to President and Chief Operating Officer on December 9, 2008. Mr. Greinke continued to serve as our Chief Executive Officer and Chairman of the Board.

(5)	Includes $4,000 paid to Mr. Juliano as a vehicle allowance and $7,702 paid as United Fuel’s matching contributions to United Fuel’s 401(K) Plan.

(6)	Mr. Bousema was hired as our Executive Vice President and Chief Financial Officer on September 16, 2008.

(7)	Compensation expense of $8,750 was recorded for the year ended December 31, 2008, in connection with the grant of 150,000 shares of restricted stock on September 3, 2008 as a long-term incentive grant.

(8)	Includes $1,935 paid to Mr. Bousema as United Fuel’s matching contributions to United Fuel’s 401(K) plan and $534 paid on behalf of Mr. Bousema for benefit premiums.

(9)	Mr. James was hired as our Interim Chief Financial Officer on December 26, 2007.

(10)	Mr. James was made available to us under the terms of an Executive Services Agreement with Tatum LLC. Amount represents fees paid to Tatum LLC as compensation for services provided.

(11)	Compensation expense of $60,000 was recorded for the year ended December 31, 2008, in connection with the grant of 100,000 shares of restricted stock on January 10, 2007, in connection with Mr. McArthur’s service as a long-term incentive grant. Compensation expense of $10,500 was recorded for the year ended December 31, 2008, in connection with the grant of 20,000 shares of restricted stock on June 18, 2007, in connection with Mr. McArthur’s services as a director.

(12)	Includes $6,300 paid to Mr. McArthur as a vehicle allowance, $14,092 paid as United Fuel’s matching contributions to United Fuel’s 401(K) Plan, $7,500 paid to Mr. McArthur as compensation for his services as a director of United Fuel, and $87,500 paid as severance.

(13)	Compensation expense of $28,000 was recorded for the year ended December 31, 2007, in connection with the grant of 20,000 shares of restricted stock on December 7, 2006, in connection with Mr. McArthur’s service as a director. Compensation expense of $15,100 was also recorded for the year ended December 31, 2007, in connection with the grant of 20,000 shares of restricted stock on October 19, 2007, in connection with Mr. McArthur’s service as a director. Compensation expense of $60,000 was recorded for the year ended December 31, 2007, in connection with the grant of 100,000 shares of restricted stock on January 10, 2007 as a long-term incentive grant.

(14)	Includes $12,000 paid to Mr. McArthur as a vehicle allowance, $18,442 paid as United Fuel’s matching contributions to United Fuel’s 401(K) Plan, and $21,750 paid to Mr. McArthur as compensation for his services as a director of United Fuel.

Employment Agreements with the Executive Officers
Certain elements of the compensation of the named executive officers are determined based on their respective employment agreements.
Juliano Agreement
We entered into an employment agreement with Mr. Juliano on March 30, 2008 with a term of one year. Under the employment agreement, Mr. Juliano earned a base salary of $225,000 per year. In connection with his promotion, Mr. Juliano’s annual base salary was increased from $225,000 per year to $255,000 per year effective January 1, 2009. In connection with his initial employment, Mr. Juliano was also granted options to purchase up to 300,000 shares of our common stock with an exercise price of $1.22 per share vesting over a three year period. On November 12, 2008, in exchange for Mr. Juliano’s agreement to cancel his original grant of stock options, he was granted 150,000 shares of restricted stock and stock options to purchase up to 150,000 shares of our common stock at an exercise price of $0.80 per share. The restrictions on the restricted stock will lapse and the new stock options will vest and become exercisable in 12 equal quarterly installments on the last day of each calendar quarter, beginning on March 31, 2009. Our employment agreement with Mr. Juliano also provides for severance payments as more fully described under the heading Potential Post-Employment Payments of this document.
Bousema Agreement
We entered into an employment agreement with Mr. Bousema on September 16, 2008. The employment agreement has an initial term of one year and will automatically extend for additional one-year terms unless either party gives proper notice of non-extension. The employment agreement provides that Mr. Bousema will be paid an annual base salary of $250,000. In addition, Mr. Bousema was granted stock options to purchase 150,000 shares of our common stock at an exercise price of $0.70 per share. The stock options will vest and become exercisable in 12 equal quarterly installments on the last day of each calendar quarter, beginning on December 31, 2008. Mr. Bousema was also granted 150,000 shares of restricted stock. The restrictions on the restricted stock will lapse in 12 equal quarterly installments on the last day of each calendar quarter, beginning on December 31, 2008. Our employment agreement with Mr. Bousema also provides for severance payments as more fully described under the heading Potential Post-Employment Payments of this document.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information concerning outstanding equity awards at fiscal year end of the named executive officers for the year ended December 31, 2008.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
	Number of	Number of	Awards:					Number of	Market or
	Securities	Securities	Number of			Number of		Unearned	Payout Value
	Underlying	Underlying	Securities			Shares or	Market Value	Shares, Units	of Unearned
	Unexercised	Unexercised	Underlying			Units of Stock	of Shares or	or Other	Shares, Units
	Options	Options	Unexercised	Option	Option	That Have	Units of Stock	Rights That	or Other Rights
	(#)	(#)	Unearned	Exercise	Expiration	Not Vested	That Have Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	Vested ($)	Vested (#)	Vested ($)
Frank P. Greinke	—	—	—	—	—	20,000 (1)	12,000	—	—
Joseph Juliano	—	150,000 (2)	—	0.80	11/12/2018	150,000 (2)	90,000	—	—
William C. Bousema	12,500 (3)	137,500 (4)	—	0.70	09/16/2018	137,500 (4)	82,500	—	—
Charles McArthur	59,172 (5)	—	—	1.69	01/03/2011	—	—	—	—
	440,828 (6)	—	—	1.47	01/03/2011	—	—	—	—
Lyndon James	—	—	—	—	—	—	—	—	—

(1)	This restricted stock vests as to 10,000 shares on January 1. 2009 and the remaining 10,000 shares vests on June 18, 2009.

(2)	This stock option and restricted stock vests in twelve equal quarterly installments on the last day of each calendar quarter beginning on March 31, 2009.

(3)	This stock option vested and became exercisable on December 31, 2008.

(4)	This stock option and restricted stock vests in twelve equal quarterly installments on the last day of each calendar quarter beginning on December 31, 2008.
(5)	This stock option vested and became exercisable as to 14,793 shares on each of September 19, 2005 and 2006 and 29,586 shares on September 19, 2007.
(6)	This stock option vested and became exercisable as to 110,207 shares on each of September 19, 2005 and 2006 and 220,414 shares on September 19, 2007.
Defined Contribution Plan
We have a 401(k) plan for employees, which allows them to voluntarily contribute a specified percentage of their salary on a pretax basis to various self-directed investments up to the maximum federal limit. Prior to 2006, our matching contributions were discretionary. Effective January 1, 2006, we matched 4% of employee contributions. Employees become vested in our matching contributions at 25% after two years, and 25% each year thereafter until fully vested at 5 years. Our contributions aggregated $0.5 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.
Potential Post-Employment Payments
Juliano Agreement
In the event Mr. Juliano’s employment is terminated by us without cause or by Mr. Juliano for good reason, Mr. Juliano will receive the base salary that otherwise would have been paid for the remainder of the term of his employment agreement and his stock options shall remain exercisable for a period of no more than 12 months following the date of termination, to the extent such options, were vested and exercisable as of the date of termination.
If Mr. Juliano becomes incapacitated due to a disability, Mr. Juliano’s employment will automatically terminate and we will continue to pay him his base salary for six months following the date of his disability. In addition, upon Mr. Juliano’s disability, the stock options granted to Mr. Juliano upon commencement of his employment will vest immediately and remain exercisable for a period of six months following the date of his disability. If Mr. Juliano’s employment is terminated by his death, then Mr. Juliano’s estate will receive immediate vesting of the stock options granted to him upon commencement of his employment.
Bousema Agreement
In the event Mr. Bousema’s employment is terminated by us without cause or by Mr. Bousema for good reason following an initial 90–day trial period, Mr. Bousema will continue to be paid his annual base salary for a period of one year following termination, will be reimbursed for the amount of any health insurance premiums paid to retain health insurance coverage for himself and his eligible dependents, and will have his stock options and shares of restricted stock granted in connection with his initial employment immediately vested.

Director Compensation
The following table sets forth certain information concerning director compensation granted to the directors for the year ended December 31, 2008.
DIRECTOR COMPENSATION

					Nonqualified
	Fees Earned				Deferred
	or Paid in	Stock	Option	Non-Equity	Compensation	All Other
	Cash	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Name	($)	($)	($)	Compensation ($)	($)	($)	($)
Thomas E. Kelly	11,000	21,000	—	—	—	—	32,000
Richard Becktel	13,667	16,177	—	—	—	—	29,844
Michael S. Chadwick	19,750	21,000	—	—	—	—	40,750
E. H. (Gene) Dewhurst	18,500	21,000	—	—	—	—	39,500
Jesse B. Tutor	18,750	21,000	—	—	—	—	39,750
Jack C. Pester	—	—	—	—	—	—	—
Each director above has 20,000 shares of stock awards outstanding at December 31, 2008, in which 10,000 shares will vest on January 1, 2009 and the remaining 10,000 shares will vest on June 18, 2009.
Each member of the Board of Directors receives a quarterly cash retainer payment equal to $2,500 for each fiscal quarter during which such member serves as director. Each member of the Board of Directors who serves as the chairman of a committee of the Board of Directors receives a cash retainer payment equal to $1,250 for each fiscal quarter during which he serves in such capacity. Each member of the Board of Directors who attends, in person, by teleconference or any other permissible method, any meeting of the Board of Directors or any meeting of a committee of the Board of Directors upon which such member serves, receives, in consideration of such attendance, a cash payment equal to $500 and reimbursement of travel and other expenses related to such attendance incurred by such member. Each member of the Board of Directors is entitled to receive a grant of 20,000 shares of common stock each fiscal year, adjusted in proportion to the period of time that such director serves on the Board of Directors during such year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The table below sets forth information concerning the beneficial ownership of our common stock for each member of our Board of Directors, each of our named executive officers not listed as a director, the directors and executive officers as a group and each person known to us to own beneficially more than 5% of our outstanding common stock.
     We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
     Applicable percentage ownership is based on 40,895,822 shares of our common stock outstanding at April 21, 2009.
     Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o United Fuel & Energy Corporation, 1800 W. Katella Ave., Suite 102, Orange, California 92867.

Name	Number of Shares(1)		Percentage
Directors and Executive Officers:
Frank P. Greinke	25,168,558	(2)	61.5%
Thomas E. Kelly	4,106,000		10.0%
Richard Becktel	35,989		*
Michael S. Chadwick	106,981	(3)	*
E. H. (Gene) Dewhurst	6,599,190	(4)	15.4%
Jesse B. Tutor	184,842		*
Jack C. Pester	—		*
Joseph Juliano	170,687	(5)	*
William C. Bousema	175,000	(6)	*

Other 5% Holders:
Falcon Seaboard Investment Company, L.P.	6,477,532	(7)	15.1%

All executive officers and directors as a group (9 persons)	32,441,247	(8)	75.5%

*	- Indicates less than 1% beneficially owned.

(1)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which each stockholder, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares voting power or investment power and also any shares that the stockholder has the right to acquire within 60 days.

(2)	Includes 24,684,476 shares held by the Greinke Business Living Trust Dated April 20, 1999 of which Mr. Greinke is the trustee, and 450,000 shares held by United Fuel Investments, L.P., of which Southern Counties Oil Co., L.P. is the general partner. Mr. Greinke is the sole owner of Southern Counties Oil Co., Inc., which in turn is the general partner of Southern Counties Oil Co., L.P. Mr. Greinke disclaims beneficial ownership of the 450,00 shares held by United Fuel Investments, L.P. except to the extent of his pecuniary interest therein.

(3)	Includes the right to acquire beneficial ownership of 16,667 shares of common stock through the conversion of 25 shares of Series A Preferred Stock held by Mr. Chadwick.

(4)	Includes 61,658 shares for which Mr. Dewhurst has sole voting and dispositive power, 55,000 shares held by a family limited partnership of which Mr. Dewhurst shares control of the sole general partner, 5,000 shares of common stock held in Mr. Dewhurst’s individual retirement account, for which Mr. Dewhurst is the beneficial owner, and 2,371,532 shares (including the right to acquire beneficial ownership of 2,000,000 shares of common stock through the conversion of Series A Preferred Stock holdings) for which Mr. Dewhurst has shared voting and dispositive power. The 2,371,532 shares (including the right to acquire beneficial ownership of 2,000,000 shares of common stock through the conversion of Series A Preferred Stock holdings) of common stock for which Mr. Dewhurst has shared voting and dispositive power are held of record by Falcon Seaboard Investment Company, L.P. Mr. Dewhurst is a co-trustee of a trust that serves as the managing member of a limited liability company that serves as the general partner of Falcon Seaboard Investment Company, L.P. Also includes 4,106,000 shares of common stock beneficially held by Thomas E. Kelly as Mr. Kelly has entered into a Voting Agreement with Falcon Seaboard Investment Company, L.P., pursuant to which they have agreed to vote (or cause to be voted) all of their shares (and any and all securities issued or issuable in respect thereof) in favor of electing one member designated by Falcon Seaboard Investment Company, L.P. to our Board of Directors and against (or to otherwise withhold votes from) any nominees for election to our Board of Directors to whom Falcon Seaboard Investment Company, L.P. has notified them that it reasonably objects.

(5)	Includes 12,500 shares of common stock issuable upon the exercise of options exercisable within 60 days from April 21, 2009.

(6)	Includes 25,000 shares of common stock issuable upon the exercise of options exercisable within 60 days from April 21, 2009.

(7)	Includes the right to acquire beneficial ownership of 2,000,000 shares of common stock through the conversion of 3,000 shares of Series A Preferred Stock held by Falcon Seaboard Investment Company, L.P. Also includes 4,106,000 shares of common stock beneficially held by Thomas E. Kelly as Mr. Kelly has entered into a Voting Agreement with Falcon Seaboard Investment Company, L.P., pursuant to which they have agreed to vote (or cause to be voted) all of their shares (and any and all securities issued or issuable in respect thereof) in favor of electing one member designated by Falcon Seaboard Investment Company, L.P. to our Board of Directors and against (or to otherwise withhold votes from) any nominees for election to our Board of Directors to whom Falcon Seaboard Investment Company, L.P. has notified them that it reasonably objects. The address for Falcon Seaboard is 109 North Post Oak Lane, Suite 540, Houston, TX 77024 (as set forth in subscription documents).

(8)	Includes 37,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 21, 2009, and 2,016,667 shares of common stock that may be acquired through the conversion of Series A Preferred Stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transaction with Related Persons
We purchase bulk fuels with payment terms beyond the industry’s standard from a company in which our Chairman of the Board owns a 100% interest. Billings from this company aggregated approximately $130.4 million and $48.0 million for the years ended December 31, 2008 and 2007, respectively. Additionally, interest expense related to payments for these billings totaled $0.5 million for the year ended December 31, 2008, and we had no interest expense for the same period in 2007. We haul bulk fuels for hire for this same company and billings to this company aggregated $0.4 million for the year ended December 31, 2008 and $25,000 during the period October 1, 2007 through

December 31, 2007. During 2008, we were dependent upon a company in which our Chairman of the Board owns a 100% interest to fund short-term working capital requirements. Typically, these borrowings are repaid within 30 days based on availability under our Revolver. As of December 31, 2008, we had $1.7 million outstanding for such borrowings, which amount is included in accounts payable to related parties on the consolidated balance sheet.
Following the acquisition of Cardlock Fuels System, Inc. (“CFS”) in October 2007, we have utilized management and accounting services from this same company. Under the terms of a Transition Services Agreement, we were billed $1.1 million for the year ended December 31, 2008 and $0.2 million during the period October 1, 2007 through December 31, 2007. In January 2009, we entered into a Mutual Service Agreement with this same company, in which the company agreed to provide us additional management and accounting services, including information technology services, and we agreed to provide the company with certain human resources and facility services. CFS leases real property on which its cardlocks are located from another company in which our Chairman of the Board owns a 100% interest. During the year ended December 31, 2008, payments aggregated $0.5 million and for the period October 1, 2007 through December 31, 2007, payments aggregated $0.1 million for such rents. We relocated our corporate offices in September 2008 and began renting facilities from the same company that rents real property to CFS. Payments relating to the corporate offices aggregated $39,000 for the year ended December 31, 2008. The same company owns a residence that we utilized during 2008 and 2007 for visiting executives. Rental payments for this residence aggregated $29,000 and $9,500 for 2008 and 2007, respectively. Additionally, for the year ended December 31, 2008, $43,000 of interest was paid to the personal living trust of our Chairman of the Board in connection with the $5.0 million promissory note issued to the Greinke Personal Living Trust.
During 2008, we sold a building to a company 100% owned by our Vice-Chairman for $0.7 million. We continued to rent space in the building through December 2008 and paid rents aggregating $10,000.
On December 31, 2008, we entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) by and between us and Propane Direct Enterprises, LLC, a company newly established by our Vice-Chairman. Pursuant to the Purchase Agreement, we agreed to sell substantially all of the assets of our propane distribution business to Propane Direct Enterprises, LLC, excluding a $3.4 million portion of accounts receivable that was retained by us, for gross proceeds of $9.8 million. The purchase price was paid by the delivery of three promissory notes: (i) a short term unsecured promissory note for $7.7 million; (ii) a subordinated unsecured promissory note for approximately $1.5 million with a termination date of January 31, 2014 and bearing an annual interest rate of 3% over 12-month Libor; and (iii) a deed of trust note for $0.6 million with a termination date of January 31, 2014 and bearing an annual interest rate of 4% over 12-month Libor. Subsequent to December 31, 2008, we received full payment of the promissory note for $7.7 million in January 2009 and received monthly payments on the later two notes in accordance with the notes receivable agreements.
We purchase electricity from a company in which our Vice-Chairman has a 15% interest. Payments for electricity to this company approximated $0.1 million for each of the years ended December 31, 2008 and 2007.
We utilize aviation services from two companies of which our Vice-Chairman owns 100% and 50% respectively. Payments to these two companies aggregated approximately $35,000 and $0.2 million for the years ended December 31, 2008 and 2007, respectively.
We sell fuel to two companies in which our Vice-Chairman owns interests of less than 10%. Sales aggregated $1.7 million to these companies for each of the years ended December 31, 2008 and 2007.
In March 2009, our Board of Directors, with the exception of Mr. Greinke, and our Audit Committee authorized us to grant a security interest in all our assets in favor of a company that we purchase bulk fuels from and that is 100% owned by Mr. Greinke. However, the grant of such a security interest is subject to our obtaining the consent of our bank lenders. We are currently in negotiations with our bank lenders to obtain their consent, but there can be no assurance that we will be able to obtain their consent. If we are successful in obtaining the consent of our bank lenders, we expect that the proposed security interest would be expressly subordinated to the security interest that we have already granted to our bank lenders.
We are in the process of applying for listing on the OTCQX, an over-the-counter marketplace. Companies listed on the OTCQX must pass a third-party due diligence review, undergo management background checks, and provide disclosure that is reviewed by securities professionals. If approved for listing on the OTCQX, we intend to engage SMH Capital Inc. as our Designated Advisor for Disclosure (“DAD”) to advise us with regard to OTCQX listing and disclosure requirements. Michael S. Chadwick, a member of our Board of Directors, is currently a Managing Director of SMH Capital, Inc. We expect that the fees relating to such engagement would equal $100,000 annually, plus reimbursement of out-of-pocket expenses and certain other costs incurred by SMH Capital Inc. in connection with the engagement.
Independence of Directors
     Our stock is not currently traded on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities system. Therefore we are not a “listed” issuer as such term is defined in Rule 10A-3(e)(9) under the Securities Exchange Act of 1934. As such, we are not exposed to certain requirements relating to corporate governance which would otherwise be required under exchange or quotation system rules, including requirements relating to the independence of certain directors and the establishment of certain committees, such as those discussed below. However, we have determined that it is in our best interest to voluntarily comply with certain corporate governance practices set forth in some of these rules and regulations and implement them on a “best practices” approach.
     The Board of Directors undertook its annual review of director independence in June 2008. During this review, the Board of Directors considered transactions and relationships during the prior year between each director or any member of his or her immediate family and our company and its subsidiaries, affiliates and investors, including those reported under the heading “Transactions with Related Persons” above. The Board of Directors also examined transactions and relationships between directors or their affiliates and members of the senior management or their affiliates. The purpose of these reviews was to determine whether any such relationships or transactions were inconsistent with a determination that a director was independent. The Board of Directors has not yet made determination as to the independence of Jack C. Pester.
The Board of Directors has determined that every member of the Audit Committee and the Compensation Committee is independent. While in its review the Board of Directors noted certain business and personal relationships between certain of the members of the Board that are not required to be described under the headings “Transactions with Related Persons,” it concluded that none of these business or personal relationships impaired any of the above-named directors’ independence.
Item 14. Principal Accounting Fees and Services.
Johnson Miller & Co. billed us the following fees for services provided during the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Audit Fees	$259,000	$224,000
Audit Related Fees	17,000	133,000
Tax Fees	40,000	32,000
All Other Fees	5,000	1,000

Total Fees for Services	$321,000	$390,000

Audit Fees: Consists of fees billed for professional services rendered for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.
Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the our consolidated financial statements and are not reported under “Audit Fees.” These services include auditing work on completed transactions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal and state tax compliance, assistance with tax audits and appeals, and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.
All Other Fees: Consists of fees billed for Johnson Miller & Co.’s attendance at our Audit Committee meetings.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Johnson Miller & Co. LLP, and has pre-approved all new services since that time. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of the services other than audit services by Johnson Miller & Co. LLP is compatible with maintaining the principal accountant’s independence.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Fuel & Energy Corporation

Date: April 30, 2009	By:	/s/ Frank P. Greinke Frank P. Greinke
Chief Executive Officer and
Chairman of the Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2009	By:	/s/ Frank P. Greinke Frank P. Greinke
Chief Executive Officer and
Chairman of the Board

Date: April 30, 2009	By:	/s/ Thomas E. Kelly Thomas E. Kelly
Vice-Chairman of the Board

Date: April 30, 2009	By:	/s/ William C. Bousema William C. Bousema
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Date: April 30, 2009	By:	/s/ Michael S. Chadwick Michael S. Chadwick
Director

Date: April 30, 2009	By:	/s/ E. H. (Gene) Dewhurst E. H. (Gene) Dewhurst
Director

Date: April 30, 2009	By:	/s/ Jesse B. Tutor Jesse B. Tutor
Director

Date: April 30, 2009	By:	/s/ Richard Becktel Richard Becktel
Director

Date: April 30, 2009	By:	/s/ Jack C. Pester Jack C. Pester
Director